Form 10-K
period 2021-12-31
Neonode Inc.
filed 2022-03-10
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File No. 001-35526

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐   No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported on the Nasdaq Stock Market, was $41,885,928.

The number of shares of the registrant’s common stock outstanding as of March 3, 2022 was 13,575,952.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference as set forth in Part III of this Annual Report. The registrant intends to file such definitive proxy statement with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

NEONODE INC.

2021 ANNUAL REPORT ON FORM 10-K

i

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report of Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. For example, statements in this Annual Report regarding our plans, strategy and focus areas, expectations regarding future sales and customers, and the potential future impact of the COVID-19 pandemic on our business and results of operations are forward-looking statements. You can identify some forward-looking statements by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “goal,” “plan” and similar expressions. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to our history of losses since inception, our dependence on a limited number of customers, our reliance on our customers’ ability to develop and sell products that incorporate our touch technology, the length of a product development and release cycle, our and our customers’ reliance on component suppliers, the difficulty in verifying royalty amounts owed to us, our limited experience manufacturing hardware devices, our ability to remain competitive in response to new technologies, our dependence on key members of our management and development team, the costs to defend, as well as risks of losing, patents and intellectual property rights, and our ability to obtain adequate capital to fund future operations. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see “Item 1A. Risk Factors” and elsewhere in this Annual Report, and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the date of this Annual Report. Because actual events or results may differ materially from those discussed in or implied by forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. We do not undertake responsibility to update or revise any of these factors or to announce publicly any revision to forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our company provides advanced optical sensing solutions for contactless touch, touch, and gesture sensing. We also provide software solutions for scene analysis that feature advanced machine learning algorithms to detect and track persons and objects in video streams for cameras and other types of imagers. We base our contactless touch, touch, and gesture sensing products and solutions using our zForce technology platform and our scene analysis solutions on our MultiSensing technology platform. zForce (zero force) is the name for our patented optical sensing technology built on infrared light, invisible to the human eye. Our MultiSensing platform was designed to provide advanced, safe and traceable software applications to provide situational context. We market and sell our solutions to customers in many different markets and segments including, but not limited to, office equipment, automotive, industrial automation, medical, military and avionics.

In 2010, we began licensing to Original Equipment Manufacturers (“OEMs”) and Tier 1 suppliers who embed our technology into products they develop, manufacture, and sell. Since 2010, our licensing customers have sold approximately 85 million devices that use our technology. In October 2017, we augmented our licensing business and began manufacturing and shipping touch sensor modules (“TSMs”) that incorporate our patented technology. We sell these embedded sensors modules to OEMs, Original Design Manufacturers (“ODMs”), and systems integrators for use in their products.

As of December 31, 2021, we had 11 agreements with value added resellers (“VARs”) for integration of our sensor modules in the products they offer to global OEMs, ODMs and systems integrators. In addition to this, we distribute our embedded sensor modules through Digi-Key Corporation, Serial Microelectronics HK Ltd, and Nexty Electronics Corporation.

In our operations, we have since the beginning of 2020 focused on three different business areas, HMI Solutions, HMI Products and Remote Sensing Solutions (“HMI” is short for Human-Machine Interaction). On May 4, 2021, we announced a new strategy and organizational update targeting an increased focus on our contactless touch business and on current market opportunities in North America (“AMER”), Asia-Pacific (“APAC”), and Europe, Middle East and Africa (“EMEA”). As a result, we transitioned from a business area organization to a regional sales organization going forward. Revenues are however primarily monitored for each of our revenue streams consisting of license fees, product sales and non-recurring engineering (“NRE”) services.

During 2021 and 2020 we continued to focus our efforts on maintaining our current licensing customers and achieving design wins for new products both with current and future customers. We made investments enhancing the design and improving the production yield of our TSMs and improving the related firmware and configuration tools software platforms. We also made investments to expand our partner networks for sales and distribution of TSMs. We intend to continue expanding our TSM product offerings in 2022 and beyond, including new TSM variants and new sensor products for delivery to our key markets. We expect that over time the sales of TSMs and other sensor products may constitute the majority of our revenue.

License fees

We license our zForce technology to OEMs and Tier 1 suppliers who embed our technology into products they develop, manufacture and sell. Since 2010, our licensing customers have sold approximately 85 million devices that use our patented technology.

As of December 31, 2021, we had 34 valid technology license agreements with global OEMs, ODMs and Tier 1 suppliers.

Our licensing customer base is primarily in the automotive and printer segments. Eleven of our licensing customers are currently shipping products that embed our technology. We anticipate current customers will continue to ship products with our technology in 2022 and in future years. We also expect to expand our customer base with a number of new customers who will be looking to ship new products incorporating our zForce and MultiSensing technologies as they complete final product development and release cycles. We typically earn our license fees on a per unit basis when our customers ship products using our technology, but in the future also other business models may be used.

Product sales

In addition to our technical solutions business, we design and manufacture TSMs that incorporate our patented technology. We sell our TSMs to OEMs, ODMs and systems integrators for use in their products. We also sell our Neonode branded AirBar product that incorporates one of our TSMs through distributors.

We utilize a robotic manufacturing process designed specifically for our components. Our TSMs are commercial-off-the-shelf products based on our patent-protected zForce technology platform and can support the development of contactless touch, touch, gesture and object sensing solutions that, paired with our technology licensing offering, give us a full range of options to enter and compete in key markets.

In October 2017, we began selling our TSMs to customers in the industrial and consumer electronics segments. Over time, we expect a significant portion of our revenues will be derived from TSM sales.

Non-recurring engineering services

We also offer NRE services related to application development linked to our TSMs and our zForce and MultiSensing technology platforms on a flat rate or hourly rate basis.

Typically, our licensing customers require engineering support during the development and initial manufacturing phase for their products using our technology, while our TSM customers require hardware or software modifications to our standard products or support during the development and initial manufacturing phases of their products using our technology. In both cases we can offer NRE services and earn NRE revenues.

Our Organization

Neonode Inc. was incorporated in the State of Delaware on September 4, 1997. Our principal executive office is located in Stockholm, Sweden. Our office in the United States is located in San Jose, California.

We have the following wholly owned subsidiaries: Neonode Technologies AB (Sweden) (established in 2008 to develop and license touchscreen technology); Neonode Japan Inc., (Japan) (established in 2013); and Neonode Korea Ltd. (South Korea) (established in 2014). In 2015, we established a 51% majority owned consolidated subsidiary, Pronode Technologies AB (Sweden).

Strategy and Focus Areas

Our customers use contactless touch, touch on surface, gesture sensing, and scene analysis technologies to grow their businesses, drive efficiencies, and seek competitive advantages. Our strategy is to deliver value-adding human-machine interaction (“HMI”) and scene analysis solutions and products that enable our customers to achieve these targets. Our strategy is further to offer specialized NRE services related to the integration of our solutions and products into customer systems and products to ensure that optimal functionality and performance is achieved.

Our goal is to become a market leader in the area of contactless touch interfaces, expanding our TSM sales in markets where our contactless touch technology provides end-customer value and increased competitiveness for our customers, value-added resellers, and technology partners, while continuing to be a leader in optical touch and gesture sensing technology by licensing customized solutions. We also aim to capture a share of the growing driver and in-cabin monitoring market by developing our scene analysis business. We are innovators in the HMI and scene analysis areas and our goal is to introduce next-generation products in these areas that offer better price and performance and architectural advantages compared to our current offers and those of our competitors. We intend to execute on this strategy through portfolio transformation, internal innovation, and co-development of products with our customers and the building of strategic partnerships with technology companies.

Markets

Automotive

The Automotive value chain consists of OEMs (vehicle manufacturers) and tiered suppliers (Tier 1 system suppliers, Tier 2 component suppliers etc.). In this market, we mainly act as a Tier 2 technology provider to Tier 1 suppliers who license our technology and deliver different types of systems to OEMs, (e.g. infotainment system displays featuring our touch technology). In some cases, we are also engaged directly by OEMs, following the trend that OEMs are insourcing more and more of their systems and software development directly.

During each of 2021 and 2020, our Automotive customers shipped approximately 0.8 million products.

Printers and Office Equipment

Multi-function printers typically feature touch displays for user interaction with feature-rich menus and settings. We have operational license agreements with three of the leading global printers and office equipment OEMs. During 2021 our customers shipped approximately five million printers using our touch technology and since mid-2014 they have shipped approximately 47 million printers using our touch technology.

Military and Avionics

Mechanical switches and buttons and older types of touch displays in airplane cockpits are increasingly being replaced with larger touch displays with higher performance capabilities. Our zForce technology has demonstrable advantages for these type of applications, as it provides low latency, superior image clarity, can be operated by pilots wearing gloves, has excellent electro-magnetic interference and electro-magnetic compatibility properties, and works well with night vision systems. zForce is also suitable for other military applications for these reasons.

Industrial Automation

We see interesting opportunities for our optical touch and gesture control solutions in the rugged industrial touchscreen market. We also see potential demand for our scene analysis solutions in industrial settings.

Medical

We sell our TSMs to customers manufacturing and selling medical imaging systems with touch screens. Looking to the future, we see interesting opportunities for our TSMs to be incorporated into similar touch applications, and for various contactless touch applications, and opportunities for our zForce-based optical touch and gesture control solutions in the medical touchscreen market.

Elevators and Interactive Kiosks

The COVID-19 pandemic has created strong consumer demand for technologies that eliminate direct physical contact between users and different types of machines and systems in public environments such as self-service kiosks, vending machines, and elevators. Using our TSMs, OEMs can easily create safe, intuitive, and easy-to-use contactless touch interfaces for their elevator and kiosk products. Our TSMs are also very suitable for retrofit applications and many of our OEM customers, value-added resellers, and technology partners have or are developing such solutions and marketing and selling them in their respective markets. We have a strong and increasing demands for our TSMs from customers in these markets and expect to grow this business significantly in the coming years.

Product Backlog

Our TSM product backlog as of December 31, 2021 was approximately $239,000. The product backlog includes orders confirmed for products planned to be shipped within eight months to seven customers. Our cycle time between order and shipment is generally short and customers occasionally change delivery schedules. Additionally, orders can be cancelled without significant penalties. As a result of these factors, we do not believe that our product backlog, as of any particular date, is necessarily indicative of actual product revenue for any future period.

Customers

As of December 31, 2021 we had 34 valid technology license agreements. As of December 31, 2020, that number was 42. During the year ended December 31, 2021, we had 11 customers using our touch technology in products that were being shipped to their customers. The products related to these license agreements include e-readers, tablets, commercial and consumer printers, automotive infotainment system displays, and global positioning system (GPS) devices.

Our customers are primarily located in North America, Europe and Asia.

As of December 31, 2021, four of our customers represented approximately 76% of our consolidated accounts receivable and unbilled revenues.

As of December 31, 2020, four of our customers represented approximately 62% of our consolidated accounts receivable and unbilled revenues.

Customers who accounted for 10% or more of our revenues during the year ended December 31, 2021 are as follows.

●	Hewlett-Packard Company – 32%

●	Seiko Epson – 18%

●	LG – 13%

Customers who accounted for 10% or more of our revenues during the year ended December 31, 2020 are as follows.

●	Hewlett-Packard Company – 27%

●	Seiko Epson – 19%

●	Alps Alpine – 11%

Customers by Market

The following table presents our revenues by market as a percentage of total revenues for the years ended December 31:

	2021	2020
Automotive (licensing)	27%	18%
Consumer electronics (licensing)	55%	59%
Touch Sensor Modules (products)	16%	16%
Non-recurring engineering revenues	2%	7%
Total	100%	100%

Geographical Data

The following table presents our revenues by geographic region as a percentage of total revenues for the years ended December 31:

	2021	2020
U.S.	39%	42%
Japan	33%	31%
South Korea	15%	8%
China	5%	7%
Other	8%	12%
Total	100%	100%

The following table presents our total assets by geographic region as of December 31 (in thousands):

	2021	2020
U.S.	$17,589	$7,253
Sweden	5,353	9,210
Asia	50	109
Total	$22,922	$16,572

Competition

There are various technologies for touch and gesture control solutions available that compete with our optical zForce technology. The competing technologies have differing profiles such as performance, power consumption, level of maturity and cost. For touch solutions, the main competition comes from resistive and capacitive touch solutions. For touch displays, projective capacitive technology is the prevalent standard in mobile phones and tablets and therefore an important competing technology to ours that many suppliers offer with price being a major differentiation point. This means we must continuously develop our technology and improve our offers to defend and grow our market share. For gesture control the main competition comes from other optical technologies and from both ultrasonic and radar technologies. Examples of competitors active in the area of gesture sensing include Ultraleap and suppliers of radar and ultrasonic sensor chips, for instance Texas Instruments and Acconeer. Detection range, resolution and cost are the main differentiators.

For contactless touch opportunities, competing technologies include camera-based technologies for detecting finger placement and gestures in the airspace in front of a kiosk or button panel, capacitive sensors capable of detecting a finger hovering above a display or button, as well as voice-activated interfaces and interfaces using one’s mobile phone to interact with a kiosk or button panel.

There are various driver and in-cabin monitoring solutions that compete with our MultiSensing technology. Our competitors among Tier 2 software providers include SmartEye, Xperi, EyeSight, Seeing Machines, PUX and Jungo.

Intellectual Property

We rely on a combination of intellectual property laws and contractual provisions to establish and protect the proprietary rights in our technology. The number of our issued and pending patents and patents filed in each jurisdiction as of December 31, 2021 is set forth in the following table:

Jurisdiction	No. of Reg. Designs	No. of Issued Patents	No. of Patents Pending
United States	5	55	8
Europe	2	9	4
Japan	-	7	-
China	-	6	-
South Korea	-	6	-
Australia	1	-	-
Singapore	2	-	-
Patent Convention Treaty	Not Applicable	Not Applicable	2
Total:	10	83	14

Our patents cover optical blocking technologies for touchscreens and head-up displays, optical reflective technologies for contactless interaction with kiosks and elevators, as well as optical solutions for vehicle cabin monitoring and driver interfaces.

Our software may also be protected by copyright laws in most countries, including Sweden and the European Union, which will not grant patent protection for the software itself, if the software is deemed new and original. Protection can be claimed from the date of creation.

In 2021 we filed eight new patent applications and had six new patent grants issued; certain other patents have lapsed.

The duration of our patent protection for utility patents is generally 20 years. The duration of our patent protection for design patents varies throughout the world between 10 and 25 years, depending on the jurisdiction. We believe the duration of our intellectual property rights is adequate relative to the expected lives of our products.

We also protect and promote our brand by registering trademarks in key markets around the world. Our trademarks include: Neonode (22 registrations), the Neonode logo (15 registrations) and zForce (10 registrations), as well as a pending European trademark application for the mark MultiSensing. In 2021, we strengthened our Neonode brand globally with 12 new applications for the mark NEONODE in Asia, Europe and the Middle East.

Research and Development

In fiscal years 2021 and 2020, we spent $3.5 million and $4.1 million, respectively, on research and development activities. Our research and development is performed predominantly in-house, but may also be performed in collaboration with external partners and specialists.

Human Capital

The development, attraction and retention of employees is a critical success factor for Neonode.

We took steps to increase our employee focus during 2021, including hiring of a dedicated Human Relations (“HR”) Manager and expanding our effort to ensure clear and beneficial HR-related processes, such as talent management, employee engagement and recruitment performance.

Since the COVID-19 pandemic emerged, our employees have been permitted to work remotely. For those choosing to come to the office, free parking has been offered and social distancing has been promoted. As the COVID-19 pandemic has begun to subside, our employees are gradually returning to the office.

We work proactively against all discrimination, harassment and other abusive behavior to ensure the work environment at Neonode is good and healthy.

On December 31, 2021, we had 47 employees (including 45 full-time employees) and 10 consultants. There was a total of six employees in our general and administrative team, eight in our sales and marketing team, 25 in our engineering team, and eight in our production team at Pronode Technologies AB. We have employees and/or consultants located in the United States, Sweden, United Kingdom, Japan, South Korea and Taiwan. None of our employees is represented by a labor union. We have experienced no work stoppages. We believe our employee relations are positive.

Additional Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and we file or furnish reports, proxy statements, and other information with the Securities and Exchange Commission (“SEC”). The reports and other information filed by us with the SEC are available free of charge on the SEC’s website at www.sec.gov.

Our website is www.neonode.com. We make available free of charge through our website all of our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K as well as Form 3, Form 4, and Form 5 reports for our directors, officers, and principal stockholders, together with amendments to those reports filed or furnished pursuant to Sections 13(a), 15(d), or 16 under the Exchange Act. These reports are available as soon as reasonably practicable after their electronic filing or furnishing with the SEC. Our website also includes corporate governance information, such as our Code of Business Conduct (including a Code of Ethics for the Chief Executive Officer and Senior Financial Officers) and our Board of Directors’ Committee Charters. The information contained on our website is not a part of, nor is it incorporated by reference into, this Annual Report.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves a high degree of risk. Before deciding to purchase, hold, or sell our common stock, you should consider carefully the risks described below in addition to the cautionary statements and risks described elsewhere in this Annual Report and in our other filings with the SEC, including subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these known or unknown risks or uncertainties actually occur, our business, financial condition, results of operations or cash flows could be seriously harmed. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment.

Risks Related to Our Business

We have had a history of losses and may require additional capital to fund our operations, which may not be available to us on commercially attractive terms or at all.

We have experienced substantial net losses in each fiscal period since our inception. These net losses have resulted from a lack of substantial revenues and the significant costs incurred in the development and commercial acceptance of our technologies. Our ability to continue as a going concern is dependent on our ability to implement our business plan. If our operations do not become cash flow positive, we may be forced to seek sources of capital to continue operations. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available when needed on acceptable terms, or at all, we may be unable to adequately fund our business plan, which could have a negative effect on our business, results of operations, and financial condition.

We may, in the short and long-term, seek to raise capital through the issuance of equity securities or through other financing sources. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may include financial and other covenants that could restrict our use of the proceeds from such financing or impose other business and financial restrictions on us. In addition, we may consider alternative approaches such as licensing, joint venture, or partnership arrangements to provide long term capital.

We are dependent on a limited number of customers.

Our license revenues for the year ended December 31, 2021 were earned from 11 OEM, ODM and Tier 1 customers. We generated NRE revenues from five customers for the year ended December 31, 2021. During the year ended December 31, 2021, three customers represented approximately 63% of our consolidated net revenues. Our customer concentration may change significantly from period-to-period depending on a customer’s product cycle and changes in our industry. In addition, our customer composition may change as we transition to selling more sensor modules in parallel to our licensing business. The response of customers to our sensor products, loss of a major customer, a reduction in net revenues of a major customer for any reason, or a failure of a major customer to fulfill its financial or other obligations due to us could have a material adverse effect on our business, financial condition, and future revenue stream.

We rely on the ability of our customers to design, manufacture and sell their products that incorporate our touch technology.

We have historically generated revenue through technology licensing agreements with companies that design, manufacture, and sell their own products incorporating our touch technology. The majority of our license fees earned in 2021 and 2020 were from customer shipments of printer products and automotive infotainment systems. Although we have broadened our business model to selling sensors in addition to licensing our technology, we expect to continue to rely on licensing revenue from current and new customers whose products are still in the development cycle. If our customers are not able to design, manufacture and sell their products, or are delayed in producing and selling their products, our revenues, profitability, and liquidity, as well as our brand image, may be adversely affected.

The length of a customer’s product development and release cycle depends on many factors outside of our control and any delays could cause us to incur significant expenses without offsetting revenues, or revenues that vary significantly from quarter to quarter.

The development and release cycle for customer products is lengthy and unpredictable. Our customers often undertake significant evaluation and design in the qualification of our products, which contributes to a lengthy product release cycle. The typical product development and release cycle is 18 to 36 months. The development and release cycle may be longer in some cases, particularly for automotive vehicle products. There is no assurance that a customer will adopt our technology after the evaluation or design phase. The lengthy and variable development and release cycle for products may also have a negative impact on the timing of our revenues, causing our revenues and results of operations to vary significantly from quarter to quarter.

We and our license customers rely upon component suppliers to manufacture and sell products containing our technology and limited availability of components, including as a result of the COVID-19 pandemic, may adversely affect our and our customers’ businesses.

Under our licensing model, OEMs, ODMs and Tier 1 suppliers manufacture or contract to manufacture products that include Neonode’s special Application Specific Integrated Circuits (“ASICs”) that incorporate our patented technology. The Neonode ASICs are manufactured by Texas Instruments and ST Microelectronics. Texas Instruments manufactures two ASIC components that both we and our license customers buy. As part of their product development process, our customers must qualify these components for use in their products, thus making the components difficult to replace. Under our sensor model, we use a similar ASIC component supplied by ST Microelectronics in our TSM products. If the components provided by Texas Instruments, ST Microelectronics or other suppliers experience quality control or availability problems, our technology may be disqualified by one or more of our customers and our supply chain may be disrupted.

Our dependence on third parties to supply core components that incorporate our patented technology exposes us to a number of risks including the risk that these suppliers will not be able to obtain an adequate supply of raw materials or components, the risk that these suppliers will not be able to meet our customer requirements, and the risk that these suppliers will be able to remain in business or adjust to market conditions. If we and our customers are unable to obtain ASICs that incorporate our patented technology, we may not be able to meet demand, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The COVID-19 pandemic has resulted in extended shutdown of businesses all over the world causing general delays in the supply of components. We have not suffered of supply shortage, but it is possible that the shortage of supply has caused delays and/or increased cost of components and thereby harm to our customers’ ability to manufacture and sell products on a cost-effective basis.

It can be difficult for us to verify royalty amounts owed to us under licensing agreements, and this may cause us to lose potential revenue.

Our license agreements typically require our licensees to document the sale of licensed products and report this data to us on a quarterly basis. Although our standard license terms give us the right to audit books and records of our licensees to verify this information, audits can be expensive, time consuming, incomplete, and subject to dispute. From time to time, we audit certain of our licensees to verify independently the accuracy of the information contained in their royalty reports in an effort to decrease the likelihood that we will not receive the royalty revenues to which we are entitled under the terms of our license agreements, but we can give no assurances that these audits will be effective.

We have limited experience in manufacturing products and our entry into the hardware market may not be successful.

Our business model has historically focused on licensing touch technology. In October 2017, we began to manufacture and sell sensor touch components. There can be no assurance that our hardware manufacturing and sales will result in market acceptance or meaningful revenues. The commercial success of our sensor modules will depend on customer response and our management’s execution. The commercial success of our sensor modules is subject to numerous risks, including:

●	the quality and reliability of product components that we source from third-party suppliers and incorporate in our sensor modules;

●	our ability to secure product components in a timely manner, in sufficient quantities or on commercially reasonable terms;

●	our ability to increase production capacity or volumes to meet demand;

●	our ability to identify and qualify alternative suppliers for product components in a timely manner; and

●	our ability to establish and maintain effective sales channels.

In addition, if demand for our products increases, we will have to invest additional resources to purchase product components, hire and train employees and enhance our manufacturing processes. If we fail to increase our production capacity efficiently, our sales may not increase in line with our expectations and our operating margins could fluctuate or decline.

If we fail to develop and introduce new technology successfully, and in a cost-effective and timely manner, we will not be able to compete effectively and our ability to generate revenues will suffer.

We operate in a highly competitive, rapidly evolving environment, and our success depends on our ability to develop and introduce new technology that our customers and end users choose to buy. If we are unsuccessful at developing new technologies that are appealing to our customers and end users, with acceptable functionality, quality, prices, and terms, we will not be able to compete effectively and our ability to generate revenues will suffer. The development of new technology is very difficult and requires high levels of innovation and competence. The development process is typically also very lengthy and costly. If we fail to anticipate our end users’ needs or technological trends accurately or if we are unable to complete development in a cost effective and timely fashion, we will be unable to introduce new technology into the market or successfully compete with other providers. As we introduce new or enhanced technology or integrate new technology into new or existing customer products, we face risks including, among other things, disruption in customers’ ordering patterns, inability to deliver new technology to meet customers’ demand, possible product and technology defects, and potentially unfamiliar sales and support environments. Premature announcements or leaks of new products, features, or technologies may exacerbate some of these risks. Our failure to manage the transition to newer technology or the integration of newer technology into new or existing customer products could adversely affect our business, results of operations, and financial condition.

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.

As a result of the unpredictability of our customer product development and the nature of the markets in which we compete, it is very difficult for us to forecast accurately. We base our current and future expense estimates largely on our investment plans and estimates of future needs, although some of our expenses are, to a large extent, fixed. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues relative to our planned expenditures would have an immediate adverse effect on our business, results of operations and financial condition.

In addition, the following factors, among others, may negatively affect and cause fluctuations in our operating results:

●	the announcement or introduction of new products or technologies by our competitors;

●	our ability to upgrade and develop our infrastructure to accommodate growth;

●	our ability to attract and retain key personnel in a timely and cost-effective manner;

●	technical difficulties;

●	the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations, and infrastructure;

●	economic conditions specific to the industries and segments where we are active, for instance printers, automotive, elevators, and interactive kiosks; and

●	general economic conditions including as a result of the ongoing COVID-19 pandemic or future pandemics or epidemics, or geopolitical conflicts such as the rising conflict between Russia and Ukraine.

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

We may decide to grow our business through business combinations or other acquisitions of businesses, products or technologies that allow us to complement our existing touch technology offerings, expand our market coverage, increase our workforce, or enhance our technological capabilities. If we make any future acquisitions, we could issue stock that would dilute our stockholders’ percentage ownership, or we may incur substantial debt, reduce our cash reserves and/or assume contingent liabilities. Further, acquisitions and strategic investments may result in material charges, adverse tax consequences, substantial depreciation, deferred compensation charges, in-process research and development charges, and the amortization of amounts related to deferred compensation and identifiable purchased intangible assets or impairment of goodwill. Any of these could negatively impact our results of operations.

We are dependent on the services of our key personnel.

We are highly dependent on our senior management team, including Dr. Urban Forssell, our Chief Executive Officer, and Fredrik Nihlén, our Chief Financial Officer. Changes in our senior management team or the unplanned loss of the services of either member of our senior management team could have a material adverse effect on our operations and future prospects.

If we are unable to obtain and maintain patent or other intellectual property protection for any products we develop or for our technologies, or if the scope of the patents and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technologies similar or identical to ours, and our ability to successfully commercialize any products we may develop, and our technologies, may be harmed.

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

Our success depends in part on our ability to effectively utilize our intellectual property. From time to time, we explore opportunities to monetize our patents. On May 6, 2019, we assigned a portfolio of certain patents to Aequitas Technologies LLC to license or otherwise monetize those patents. In the future we may enter into additional alternative patent monetization strategies, including the sale of patents. Our patent monetization strategies may negatively impact our financial condition, revenues, and results of operations. No assurance can be given that we will enter into agreements related to our patent portfolio or that we will be successful in any strategic efforts around patent monetization.

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

The laws of certain foreign countries may not provide sufficient protection of our intellectual property rights to the same extent as the laws of the United States, which may make it more difficult for us to protect our intellectual property.

As part of our business strategy, we target customers and relationships with suppliers and OEMs in countries with large populations and propensities for adopting new technologies. However, many of these countries do not address misappropriation of intellectual property nor deter others from developing similar, competing technologies or intellectual property. Effective protection of patents, copyrights, trademarks, trade secrets and other intellectual property may be unavailable or limited in some foreign countries. In particular, the laws of some foreign countries in which we do business may not protect our intellectual property rights to the same extent as the laws of the United States. As a result, we may not be able to effectively prevent competitors in these regions from infringing our intellectual property rights, which could reduce our competitive advantage and ability to compete in those regions and negatively impact our business.

We have an international presence in countries and must manage currency risks.

A significant portion of our business is conducted in currencies other than the U.S. dollar (the currency in which our consolidated financial statements are reported), primarily the Swedish Krona and, to a lesser extent, the Euro, Japanese Yen, Korean Won, and Taiwan dollar. For the year ended December 31, 2021, our revenues from Asia, North America and Europe were 53%, 39%, and 8%, respectively. We incur a significant portion of our expenses in Swedish Krona, including a significant portion of our research and development expenses and a substantial portion of our general and administrative expenses. As a result, appreciation of the value of the Swedish Krona relative to the other currencies, particularly the U.S. dollar, could adversely affect operating results. We do not currently undertake hedging transactions to cover our currency exposure, but we may choose to hedge a portion of our currency exposure in the future as we deem appropriate.

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

Our long-term success is dependent on us obtaining sufficient capital to fund our operations, develop our touch technology and bring our technology to the worldwide market in order to generate sufficient sales volume to be profitable. We may sell securities in the public or private equity markets if and when conditions are favorable, even if we do not have an immediate need for additional capital at that time. We may also issue additional common stock in future financing transactions or as incentive compensation for our executive management and other key personnel, consultants and advisors.

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

Section 12(g)(4) of the Exchange Act allows for the registration of any class of securities to be terminated after a company files a certification with the SEC that the number of holders of record of such class of security is fewer than 300 persons. As of February 24, 2022, there were 50 stockholders of record of our common stock. This does not include the number of shareholders that hold shares in “street name” through banks, brokers and other financial institutions Accordingly, we are eligible to deregister our common stock and suspend our reporting obligations under the Exchange Act. If we were to terminate our registration and suspend our reporting obligations under the Exchange Act, we would no longer be required to comply with U.S. public company disclosure requirements under the Exchange Act, including, but not limited to, annual and quarterly report filings, proxy statement filings and filings by insiders to disclose the acquisition and disposition of our securities.

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

Some factors that may have a significant effect on our common stock market price include:

●	actual or anticipated fluctuations in our operating results or future prospects;

●	our announcements or our competitors’ announcements of new technology;

●	the public’s reaction to our press releases, our other public announcements, and our filings with the SEC;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	changes in accounting standards, policies, guidance, interpretations, or principles;

●	changes in our growth rates or our competitors’ growth rates;

●	developments regarding our patents or proprietary rights or those of our competitors;

●	our inability to raise additional capital as needed;

●	concern as to the efficacy of our technology;

●	changes in financial markets or general economic conditions, including as a result of war, terrorism, pandemics or other catastrophes;

●	sales of common stock by us or members of our management team; and

●	changes in stock market analyst recommendations or earnings estimates regarding our common stock, other comparable companies, or our industry generally.

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

As of December 31, 2021, we leased office facilities of approximately 6,700 square feet for our corporate headquarters in Stockholm. In addition, our majority subsidiary Pronode Technologies AB leases a workshop of approximately 9,000 square feet in Kungsbacka, Sweden.

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

Market Information

Our common stock is quoted on the Nasdaq Stock Market under the symbol “NEON.”

Holders

As of February 24, 2022, there were 50 stockholders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks, brokers and other financial institutions.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” for information relating to our equity compensation plans.

Recent Sale of Unregistered Securities and Use of Proceeds

None.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report.

Overview

Our company provides advanced optical sensing solutions for contactless touch, touch, and gesture sensing. We also provide software solutions for scene analysis that feature advanced machine learning algorithms to detect and track persons and objects in video streams for cameras and other types of imagers. We base our contactless touch, touch, and gesture sensing products and solutions using our zForce technology platform and our scene analysis solutions on our MultiSensing technology platform. We market and sell our solutions to customers in many different markets and segments including, but not limited to, office equipment, automotive, industrial automation, medical, military and avionics.

In 2010, we began licensing to Original Equipment Manufacturers (“OEMs”) and Tier 1 suppliers who embed our technology into products they develop, manufacture, and sell. Since 2010, our licensing customers have sold approximately 85 million devices that use our technology. In October 2017, we augmented our licensing business and began manufacturing and shipping sensor modules that incorporate our technology. We sell these embedded sensors modules to OEMs and systems integrators for use in their products.

As of December 31, 2021 we had 34 valid technology license agreements with global OEMs and Tier 1 suppliers. As of December 31, 2020, that number was 42. During the year ended December 31, 2021, we had 11 customers using our touch technology in products that were being shipped to their customers. The majority of our license fees earned in 2021 and 2020 were from customer shipments of printers.

As of December 31, 2021, we had entered into 11 agreements with value added resellers (“VARs”) for integration of our sensor modules in the products they offer to global OEMs, ODMs and systems integrators. In addition to this, we distribute our embedded sensor modules through Digi-Key Corporation, Serial Microelectronics HK Ltd, and Nexty Electronics Corporation. During 2021, our three distributors sold and shipped 8,613 sensor modules and related development kits. We anticipate our future revenue will be generated by a combination of royalties from our existing and new license customers plus sales of our sensor modules.

During 2021 and 2020 we continued to focus our efforts on maintaining our current licensing customers and achieving design wins for new products both with current and future customers. We made investments enhancing the design and improving the production yield of our TSMs and improving the related firmware and configuration tools software platforms. We also made investments to expand our partner networks for sales and distribution of TSMs. We intend to continue expanding our TSM product offerings in 2022 and beyond, including new TSM variants and new sensor products for delivery to our key markets. We expect that over time the sales of TSMs and other sensor products may constitute the majority of our revenue.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Neonode Inc. and its wholly owned subsidiaries, as well as Pronode Technologies AB (Sweden), a 51% majority owned subsidiary of Neonode Technologies AB, one of our wholly owned subsidiaries. The non-controlling interests are reported below net loss including non-controlling interests under the heading “Net loss attributable to non-controlling interests” in the consolidated statements of operations, below comprehensive loss under the heading “Comprehensive loss attributable to non-controlling interests” in the consolidated statements of comprehensive loss, and shown as a separate component of stockholders’ equity in the consolidated balance sheets. See “Non-controlling Interests” below for further discussion. All inter-company accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

We recognize revenue when control of products is transferred to our customers, and when services are completed and accepted by our customers; the amount of revenue we recognize reflects the consideration we expect to receive for those products or services. Our contracts with customers may include combinations of products and services (e.g., a contract that includes products and related engineering services). We structure our contracts such that distinct performance obligations, such as product sales or license fees, and related engineering services, are clearly defined in each contract.

License fees and sales of our AirBars and TSMs are on a per-unit basis are on a per-unit basis. Therefore, we generally satisfy performance obligations as units are shipped to our customers. Non-recurring engineering service performance obligations are satisfied as work is performed and accepted by our customers.

We recognize revenue net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities. We treat all product shipping and handling charges (regardless of when they occur) as activities to fulfill the promise to transfer goods. Therefore, we treat all shipping and handling charges as expenses.

License fees

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

Explicit return rights are not offered to customers. There have been no returns through December 31, 2021.

Product sales

We earn revenue from sales of TSM hardware products to our OEM, ODM and Tier 1 supplier customers, who embed our hardware into their products, and from sales of branded consumer products that incorporate our TSMs that are sold through distributors or directly to end users. These distributors are generally given business terms that allow them to return unsold inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. Our sales agreements generally provide customers with limited rights of return and warranty provisions.

The timing of revenue recognition related to AirBar modules depends upon how each sale is transacted - either point-of-sale or through distributors. We recognize revenue for AirBar modules sold point-of-sale (online sales and other direct sales to customers) when we provide the promised product to the customer.

Because we use distributors to provide AirBar TSMs to our customers, we must analyze the terms of our distributor agreements to determine when control passes from us to our distributors. For sales of AirBar and TSMs sold through distributors, we recognize revenues when our distributors obtain control over our products. Control passes to our distributors when we have a present right to payment for products sold to the distributors, the distributors have legal title to and physical possession of products purchased from us, and the distributors have significant risks and rewards of ownership of products purchased.

Distributors participate in various cooperative marketing and other incentive programs, and we maintain estimated accruals and allowances for these programs. If actual credits received by distributors under these programs were to deviate significantly from our estimates, which are based on historical experience, our revenue could be adversely affected.

Under U.S. GAAP, companies may make reasonable aggregations and approximations of returns data to accurately estimate returns. Our AirBar and TSM returns and warranty experience to date has enabled us to make reasonable returns estimates, which are supported by the fact that our product sales involve homogenous transactions. The reserve for future sales returns is recorded as a reduction of our accounts receivable and revenue and was $69,000 and $78,000 as of December 31, 2021 and 2020, respectively. The warranty reserve is recorded as an accrued expense and cost of sales and was $36,000 and $25,000 as of December 31, 2021 and 2020, respectively. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Non-Recurring Engineering

For technology license or TSM contracts that require modification or customization of the underlying technology to adapt the technology to customer use, we determine whether the technology license or TSM, and required engineering consulting services represent separate performance obligations. We perform our analysis on a contract-by-contract basis. If there are separate performance obligations, we determine the standalone selling price (“SSP”) of each separate performance obligation to properly recognize revenue as each performance obligation is satisfied. We provide engineering consulting services to our customers under a signed Statement of Work (“SOW”). Deliverables and payment terms are specified in each SOW. We generally charge an hourly rate for engineering services, and we recognize revenue as engineering services specified in contracts are completed and accepted by our customers. Any upfront payments we receive for future non-recurring engineering are recorded as unearned revenue until that revenue is earned.

We believe that recognizing revenue from non-recurring engineering as progress towards completion of engineering services and customer acceptance of those services occurs best reflects the economics of those transactions, because engineering services as tracked in our systems correspond directly with the value to our customers of our performance completed to date. Hours performed for each engineering project are tracked and reflect progress made on each project and are charged at a consistent hourly rate.

Revenues from non-recurring engineering contracts that are short-term in nature are recorded when those services are complete and accepted by customers.

Revenues from non-recurring engineering contracts with substantive defined deliverables for which payment terms in the SOW are commensurate with the efforts required to produce such deliverables are recognized as they are completed and accepted by customers.

Estimated losses on all SOW projects are recognized in full as soon as they become evident. During the year ended December 31, 2021, we recorded no losses and during the year ended December 31, 2020, we recorded $47,000 of losses.

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

Due to the low sell-through of our AirBar products, management has decided to fully reserve work-in-process for AirBar components, as well as AirBar related raw materials. Management has further decided to reserve for a portion of AirBar finished goods, depending on type of AirBar and in which location it is stored. The AirBar inventory reserve was $0.8 million and $0.9 million as of December 31, 2021 and 2020, respectively.

Management decided to reserve for TSM inventory related to a quality issue in production. The TSM inventory reserve was $0.2 million as of December 31, 2021.

Projects in Process

Projects in process consist of costs incurred during the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy. There were no costs capitalized in projects in process as of December 31, 2021 and 2020, respectively.

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

Long-Lived Assets

We assess any impairment by estimating the future cash flows from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of December 31, 2021, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

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

Non-controlling Interests

We recognize any non-controlling interest, also known as a minority interest, as a separate line item in equity in the consolidated financial statements. A non-controlling interest represents the portion of equity ownership in a less-than-wholly owned subsidiary not attributable to us. Generally, any interest that represents less than 50% of the outstanding voting shares is deemed to be a non-controlling interest; however, there are other factors, such as decision-making rights, that are considered as well. We include the amount of net income (loss) attributable to non-controlling interests in consolidated net income (loss) on the face of the consolidated statements of operations.

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

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won or the Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Gains or (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were $(66,000) and $(252,000) during the years ended December 31, 2021 and 2020, respectively. Foreign currency translation gains (losses) were $(4,000) and $235,000 during the years ended December 31, 2021 and 2020, respectively.

Net Loss per Share

Net loss per share amounts have been computed based on the weighted-average number of shares of common stock outstanding during the years ended December 31, 2021 and 2020.

Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for years ended December 31, 2021 and 2020 exclude the potential common stock equivalents, as the effect would be anti-dilutive.

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

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rates for the consolidated statements of operations were as follows:

	Years ended December 31,
	2021	2020
Swedish Krona	8.58	9.21
Japanese Yen	109.82	106.73
South Korean Won	1,144.95	1,179.20
Taiwan Dollar	27.93	29.45

Exchange rates for the consolidated balance sheets were as follows:

	As of December 31,
	2021	2020
Swedish Krona	9.03	8.22
Japanese Yen	115.12	103.23
South Korean Won	1,190.75	1,088.59
Taiwan Dollar	27.71	28.09

Deferred Revenues

Deferred revenues consist primarily of prepayments for license fees, and other products or services that we have been paid in advance. We earn this revenue when we transfer control of the product or service. Deferred revenues may also include upfront payments for consulting services to be performed in the future, such as non-recurring engineering services.

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

The following table presents our deferred revenues by source (in thousands);

	Years ended December 31,
	2021	2020
Deferred license fees revenues	$28	$28
Deferred NRE revenues	8	22
Deferred AirBar revenues	-	10
Deferred sensor modules revenues	70	78
	$106	$138

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

Results of Operations

A summary of our financial results for the years ended December 31, 2021 and 2020 is as follows (in thousands, except percentages):

	2021	2020	Variance in Dollars	Variance in Percent
Revenue:
License fees	$4,787	$4,618	$169	3.7%
Percentage of revenue	82.0%	77.2%
Products	955	950	5	0.5%
Percentage of revenue	16.4%	15.9%
Non-recurring engineering	94	416	(322)	(77.4)%
Percentage of revenue	1.6%	7.0%
Total Revenue	$5,836	$5,984	$(148)	(2.5)%

Cost of Sales:
Products	$922	$802	$120	15.0%
Percentage of revenue	15.8%	13.4%
Non-recurring engineering	33	276	(243)	(88.0)%
Percentage of revenue	0.6%	4.6%
Total Cost of Sales	$955	$1,078	$(123)	(11.4)%

Total Gross Margin	$4,881	$4,906	$(25)	(0.5)%

Operating Expense:
Research and development	$3,546	$4,139	$(593)	(14.3)%
Percentage of revenue	60.8%	69.2%
Sales and marketing	2,839	2,534	305	12.0%
Percentage of revenue	48.6%	42.3%
General and administrative	5,603	4,424	1,179	26.7%
Percentage of revenue	96.0%	73.9%
Total Operating Expenses	$11,988	$11,097	$891	8.0%
Percentage of revenue	205.4%	185.4%

Operating Loss	$(7,107)	$(6,191)	$(916)	14.8%
Percentage of revenue	(121.8)%	(103.5)%
Other expenses	15	32	(17)	(53.1)%
Percentage of revenue	0.3%	0.5%
Net loss attributable to Neonode Inc.	(6,450)	(5,605)	(845)	15.1%
Percentage of revenue	(110.5)%	(93.7)%
Net loss per share attributable to Neonode Inc. per share	$(0.54)	$(0.56)	$0.02	(3.6)%

Revenues

All of our sales for the years ended December 31, 2021 and 2020 were to customers located in the United States, Europe and Asia.

The decrease in total gross revenues by 2.5% for the year ended December 31, 2021 as compared to 2020 was primarily caused by lower NRE revenue, offset by higher license fees and product sales.

The following tables present the net revenues distribution by geographical area and revenue stream for the years ended December 31, 2021 and 2020 (dollars in thousands):

	2021		2020
	Amount	Percentage	Amount	Percentage
AMER
License fees	$2,102	93.6%	$1,880	74.7%
Products	144	6.4	285	11.3%
Non-recurring engineering	-	-%	353	14.0%
	$2,246	100.0%	$2,518	100.0%

APAC
License fees	$2,394	77.2%	$2,338	82.8%
Products	661	21.3%	452	16.0%
Non-recurring engineering	48	1.5%	33	1.2%
	$3,103	100.0%	$2,823	100.0%

EMEA
License fees	$291	59.8%	$400	62.2%
Products	150	30.8%	213	33.1%
Non-recurring engineering	46	9.4%	30	4.7%
	$487	100.0%	$643	100.0%

The following table presents disaggregated revenues by revenue stream for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Year ended December 31, 2021		Year ended December 31, 2020
	Amount	Percentage	Amount	Percentage
Net license revenues from automotive (licensing)	$1,602	27.5%	$1,110	18.5%
Net license revenues from consumer electronics (licensing)	3,185	54.5%	3,508	58.6%
Net revenues from touch sensor modules (products)	955	16.4%	950	15.9%
Net revenues from non-recurring engineering services	94	1.6%	410	6.9%
Other revenue	-	-%	6	0.1%
	$5,836	100.0%	$5,984	100.0%

License fees increased by 3.7% in 2021 as compared to 2020. License revenues in the first half of 2020 were depressed by the general COVID-19 driven economic slow-down. During the second half of 2020 our license revenues started to re-bound and this trend continued during the first and second quarters of 2021. For the third quarter of 2021, revenues decreased primarily due to overall global supply-chain constraints and more specifically semiconductor component shortages within the printer and automotive markets combined with renewed pandemic-driven lock-downs in our key markets. For the fourth quarter of 2021, license revenues increased by 60% over the third quarter due to a more balanced supply/demand equation in the semiconductor markets, which allowed increased product shipments by our printer and automotive customers.

Revenues from product sales were $1.0 million, the same as for 2020. In the first half of 2021 we saw an increase in product sales. In the second half of 2021, product sales were negatively impacted when COVID-19 driven lock-downs were implemented in our key markets. Our elevator and kiosks customers in Asia have been first adopters for our contactless touch technology and as expected, most of our initial TSM sales are related to retrofit solutions. New customer equipment launches have much longer product development and production cycles that can take 4 to 18 months or longer.

Revenues from NRE services decreased 77.4% in 2021 as compared to 2020. In 2021, NRE revenues related to projects within product sales. Revenues from NRE is associated with customer custom development projects and typically fluctuates from quarter to quarter and year to year and is entirely dependent on specific customer driven development activities. We expect to continue to earn NRE fees in 2022 and future years.

Gross Margin

Our total gross margin was 83.6% in 2021 compared to 82.0% in 2020. Gross margin related to product sales was 3.5% in 2021 compared to 15.6% in 2020. In 2021 and 2020 product sales gross margin was impacted by one-time adjustments related to AirBar and TSMs stock write-downs.

Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contracts and cost of goods sold for sensor modules includes fully burdened manufacturing costs, outsourced final assembly costs, and component costs of sensor modules.

Research and Development

Product R&D expenses for 2021 were 61% of total revenue compared to 69% in 2020. R&D in 2021 decreased 14.3% compared to 2020 primarily due to the move of administrative costs related to production from R&D to general and administrative. There were 25 employees and two consultants in our R&D department as of December 31, 2021 compared to 25 employees and two consultants as of December 31, 2020.

Our R&D groups are primarily tasked with developing technology and software platforms to support our TSMs and our customer integration activities for both our sensor hardware and license agreements.

Sales and Marketing

Sales and marketing expenses for 2021 were 49% of total revenue compared to 42% in 2020. Sales and marketing expenses in 2021 increased 12% compared to 2020 primarily due to higher staff expenses in 2021. We had eight employees and six consultants in our sales and marketing department as of December 31, 2021 compared to six employees and seven consultants as of December 31, 2020. There is approximately $50,000 of stock-based compensation expense included in sales and marketing expenses for the year ended December 31, 2021 compared to $32,000 for the year ended December 31, 2020.

Our sales activities focus on OEM, ODM and Tier 1 customers, directly or through VARs, who license our technology or purchase and embed our touch sensor modules into their products.

General and Administrative

General and administrative (“G&A”) expenses were 96% of revenue in 2021 compared to 74% in 2020. Total G&A expenses in 2021 increased 25.2% from 2020 and was primarily due to the move of administrative costs related to production from R&D to G&A. As of December 31, 2021, we had seven full-time employees and three consultants in our G&A department fulfilling management, HR and accounting responsibilities compared to eight full-time employees and no consultants as of December 31, 2020. There is approximately $107,000 of non-cash stock-based compensation included in G&A expenses for the year ended December 31, 2021 compared to $42,000 for the year ended December 31, 2020.

Interest Expense

Interest expense for the year ended December 31, 2021 was $15,000 compared to $27,000 for the year ended December 31, 2020. The interest expense for both 2021 and 2020 was primarily related to finance leases.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won or the Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Gains or (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations were $(66,000) and $(252,000) during the years ended December 31, 2021 and 2020, respectively. Foreign currency translation gains (losses) were $(4,000) and $235,000 during the years ended December 31, 2021 and 2020, respectively

Income Taxes

Our effective tax rate was (2)% for the year ended December 31, 2021 and (1)% for the year ended December 31, 2020. We recorded valuation allowances in 2021 and 2020 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $6.5 million for the year ended December 31, 2021, compared to a net loss of $5.6 million for the year ended December 31, 2020.

Contractual Obligation

We previously agreed to secure the value of inventory purchased by one of our AirBars manufacturing partners. At December 31, 2021, the guaranteed amount was decreased from $100,000 to $0. We do not have any other transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources other than the operating leases incurred in the normal course of business.

We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support. We do not engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the consolidated financial statements.

Operating Leases

We did not renew our lease for the office space located at 2880 Zanker Road, San Jose, California 95134 in August 2020 and Neonode Inc. now operates solely through a virtual office in California.

On December 1, 2020, Neonode Technologies AB entered into a lease for 6,684 square feet of office space located at Karlavägen 100, Stockholm, Sweden. The lease agreement is valid through November 2022. It is extended on a yearly basis unless written notice is provided nine months prior to the expiration date.

On December 1, 2015, Pronode Technologies AB entered into a lease agreement for 9,040 square feet of workshop located at Faktorvägen 17, Kungsbacka, Sweden. The lease may be terminated with nine months’ written notice before the termination date. We have three years remaining under this lease.

In January 2015, our subsidiary Neonode Korea Ltd. entered into a lease agreement located at B-1807, Daesung D-Polis. 543-1, Seoul, South Korea. The lease was terminated on December 18, 2020 and we now operate solely through a virtual office in South Korea.

On September 1, 2019 we entered into a lease of office space located at NishiShinjuku Takagi Building, 1203 NishiShinjuku, Shinjukuku, Tokyo, Japan. The lease is valid through August 31, 2021 and is extended on a yearly basis unless written notice is provided three months prior to the expiration date.

For the years ended December 31, 2021 and 2020, we recorded approximately $661,000 and $585,000, respectively, for rent expense.

Equipment Subject to Finance Leases

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

During 2021 we terminated one finance lease by purchasing the related equipment and extended one finance lease for an additional two years.

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement (the “NN1002 Agreement”) with Texas Instruments (“TI”), with an effective date of December 6, 2012, pursuant to which TI agreed to integrate our intellectual property into an ASIC. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first two million ASICs sold. As of December 31, 2021, we had made no payments to TI under the NN1002 Agreement.

Liquidity and Capital Resources

Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

●	licensing of our technology;

●	purchases of our TSMs and AirBars;

●	operating expenses;

●	timing of our OEM customer product shipments;

●	timing of payment for our technology licensing agreements;

●	gross profit margin; and

●	ability to raise additional capital, if necessary.

As of December 31, 2021, we had cash of $17.4 million, as compared to $10.5 million as of December 31, 2020.

Working capital (current assets less current liabilities) was $19.1 million as of December 31, 2020, compared to working capital of $10.4 million as of December 31, 2020.

Net cash used in operating activities for the year ended December 31, 2021 was $7.7 million and was primarily the result of a net loss including noncontrolling interests of approximately $7.3 million. Cash used to fund net losses is offset by approximately $1.3 million in non-cash operating expenses, mainly comprised of depreciation, amortization and stock-based compensations.

Accounts receivable and unbilled revenues decreased by approximately $434,000 as of December 31, 2021 compared to December 31, 2020.

Inventory increased by approximately $1,440,000 as of December 31, 2021 compared to December 31, 2020.

Accounts payable and accrued expenses decreased approximately $406,000 as of December 31, 2021 compared to December 31, 2020.

Net cash used in operating activities for the year ended December 31, 2020 of $5.8 million was primarily the result of a net loss including noncontrolling interests of approximately $6.3 million. Cash used to fund net losses is offset by approximately $1.3 million in non-cash operating expenses, mainly comprised of depreciation, amortization and stock-based compensations.

Net cash provided by financing activities for the year ended December 31, 2021 was $14.6 million as was mainly the result of issuance of common stock, partly offset by principal payments on finance leases.

Net cash provided by financing activities for the year ended December 31, 2020 was $13.6 million as was mainly the result of issuance of common stock, partly offset by principal payments on finance leases.

For the years ended December 31, 2021 and 2020, we purchased $67,000 and $60,000, respectively, of fixed assets, consisting primarily of engineering equipment.

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

During the twelve months ended December 31, 2021, we sold an aggregate of 235,722 shares of common stock under the ATM Facility, resulting in net proceeds of approximately $1,984,000 after payment of commissions to B. Riley Securities and other expenses of $66,000.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Neonode Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Neonode Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Irvine, California

March 10, 2022

NEONODE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash	$17,383	$10,473
Accounts receivable and unbilled revenues, net	1,293	1,743
Projects in process	-	-
Inventory	2,520	1,273
Prepaid expenses and other current assets	836	1,161
Total current assets	22,032	14,650

Property and equipment, net	376	1,003
Operating lease right-of-use assets	584	919
Total assets	$22,992	$16,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$776	$1,084
Accrued payroll and employee benefits	1,037	1,170
Accrued expenses	371	545
Deferred revenues	106	138
Current portion of finance lease obligations	258	769
Current portion of operating lease obligations	425	504
Total current liabilities	2,973	4,210

Finance lease obligations, net of current portion	65	95
Operating lease obligations, net of current portion	117	377
Total liabilities	3,155	4,682

Commitments and contingencies

Stockholders’ equity:
Common stock, 25,000,000 shares authorized, with par value of $0.001; 13,575,952 and 11,504,665 shares issued and outstanding at December 31, 2021 and 2020, respectively	14	12
Additional paid-in capital	226,880	211,663
Accumulated other comprehensive loss	(408)	(404)
Accumulated deficit	(202,608)	(196,158)
Total Neonode Inc. stockholders’ equity	23,878	15,113
Noncontrolling interests	(4,041)	(3,223)
Total stockholders’ equity	19,837	11,890
Total liabilities and stockholders’ equity	$22,992	$16,572

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended
	December 31, 2021	December 31, 2020
Revenues:
License	$4,787	$4,618
Products	955	950
Non-Recurring Revenue	94	416
Total revenues	5,836	5,984

Cost of revenues:
Products	922	802
Non-Recurring Revenue	33	276
Total cost of revenues	955	1,078

Total gross margin	4,881	4,906

Operating expenses:
Research and development	3,546	4,139
Sales and marketing	2,839	2,534
General and administrative	5,603	4,424

Total operating expenses	11,988	11,097
Operating loss	(7,107)	(6,191)

Other expense:
Interest expense	(15)	(27)
Other expense	-	(5)
Total other expense	(15)	(32)

Loss before provision for income taxes	(7,122)	(6,223)

Provision for income taxes	146	59
Net loss including noncontrolling interests	(7,268)	(6,282)
Less: net loss attributable to noncontrolling interests	818	677
Net loss attributable to Neonode Inc.	(6,450)	(5,605)
Preferred dividends	-	(33)
Net loss attributable to common shareholders of Neonode Inc.	$(6,450)	$(5,638)

Loss per common share:
Basic and diluted loss per share	$(0.54)	$(0.56)
Basic and diluted – weighted average number of common shares outstanding	11,907	9,989

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended
	December 31, 2021	December 31, 2020

Net loss including noncontrolling interests	$(7,268)	$(6,282)
Other comprehensive income (loss):
Foreign currency translation adjustments	(4)	235
Comprehensive loss	(7,272)	(6,047)
Less: Comprehensive loss attributable to noncontrolling interests	818	677
Comprehensive loss attributable to Neonode Inc.	$(6,454)	$(5,370)

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except for Preferred Stock Shares Issued1)

	Preferred Stock Shares Issued	Preferred Stock Amount	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Neonode Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

Balances, January 1, 2020	-	$-	9,171	$9	$197,543	$(639)	$(190,520)	$6,393	$(2,546)	$3,847

Issuance of shares for cash, net of offering costs	3,932	3,932	1,612	1	9,597	-	-	13,530	-	13,530

Series C-2 Preferred Stock issued for repayment of short-term borrowings and accrued interest	517	517	-	-	(1)	-	-	516	-	516

Conversion of Series C-1 and C-2. Preferred Stock to common stock	(4,449)	(4,449)	684	1	4,448	-	-	-	-	-

Preferred dividends	-	-	-	-	-	-	(33)	(33)	-	(33)

Stock-based compensation	-	-	37	1	76	-	-	77	-	77

Foreign currency translation adjustment	-	-	-	-	-	235	-	235	-	235

Net loss	-	-	-	-	-	-	(5,605)	(5,605)	(677)	(6,282)

Balances, December 31, 2020	-	-	11,504	12	211,663	(404)	(196,158)	15,113	(3,223)	11,890

Issuance of shares for cash, net of offering costs	-	-	2,044	2	15,060	-	-	15,062	-	15,062

Stock-based compensation	-	-	28	-	157	-	-	157	-	157

Foreign currency translation adjustment	-	-	-	-	-	(4)	-	(4)	-	(4)

Net loss	-	-	-	-	-	-	(6,450)	(6,450)	(818)	(7,268)
Balances, December 31, 2021	-	$-	13,576	$14	$226,880	$(408)	$(202,608)	$23,878	$(4,041)	$19,837

The accompanying notes are an integral part of these consolidated financial statements.

[1]	Preferred Shares activity per series can be found under the equity footnote (see Note 8).

NEONODE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 31, 2021	December 31, 2020

Cash flows from operating activities:
Net loss (including noncontrolling interests)	$(7,268)	$(6,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	157	77
Depreciation and amortization	632	767
Amortization of operating lease right-of-use assets	505	405
Loss on disposal of property and equipment	-	5
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue, net	434	(394)
Projects in process	-	8
Inventory	(1,440)	(91)
Prepaid expenses and other current assets	247	(375)
Accounts payable and accrued expenses	(406)	444
Deferred revenues	(28)	64
Operating lease obligations	(511)	(380)

Net cash used in operating activities	(7,678)	(5,752)

Cash flows from investing activities:
Purchase of property and equipment	(67)	(60)
Sale of investment in joint venture	-	2

Net cash used in investing activities	(67)	(58)

Cash flow from financing activities:
Proceeds from issuance of preferred and common stock, net of offering costs	15,062	13,530
Preferred dividends	-	(33)
Proceeds from short-term borrowings	-	966
Proceeds from short-term tax credits	-	542
Payments on short-term borrowings	-	(516)
Payments on short-term tax credits	-	(557)
Principal payments on finance lease obligations	(487)	(321)
Net cash provided by financing activities	14,575	13,611

Effect of exchange rate changes on cash	80	315

Net change in cash	6,910	8,116

Cash at beginning of year	10,473	2,357

Cash at end of year	$17,383	$10,473

Supplemental disclosure of cash flow information:
Cash paid for interest	$15	$27
Cash paid for income taxes	$146	$59

Supplemental disclosure of non-cash investing and financing activities:
Short-term borrowings and accrued interest settled for Series C-2 Preferred Stock	$-	$516
Right-of-use asset obtained in exchange for lease obligations	$239	$864

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

Notes to the Consolidated Financial Statements

1.	Nature of the Business and Operations

Background and Organization

Neonode Inc. (“we”, “us”, “our”, or the “Company”) was incorporated in the State of Delaware in 1997 as the parent of Neonode AB, a company founded in February 2004 and incorporated in Sweden. We have the following wholly owned subsidiaries: Neonode Technologies AB (Sweden) (established in 2008 to develop and license touchscreen technology); Neonode Japan Inc. (Japan) (established in 2013); Neonode Korea Ltd. (South Korea) (established in 2014). In 2015, we established Pronode Technologies AB, a majority-owned subsidiary of Neonode Technologies AB.

Operations

Neonode Inc., which is collectively with its subsidiaries referred to as “Neonode” or the “Company” in this report, develops advanced optical sensing solutions for contactless touch, touch, gesture sensing, and scene analysis solutions using advanced machine learning algorithms to detect and track persons and objects in video streams for cameras and other types of imagers. We market and sell our contactless touch, touch, and gesture sensing products and solutions based on our zForce technology platform, and our scene analysis solutions based on our MultiSensing technology platform. We offer our solutions to customers in many different markets and segments including, but not limited to, office equipment, automotive, industrial automation, medical, military and avionics.

Liquidity

We incurred net losses of approximately $6.5 million and $5.6 million for the years ended December 31, 2021 and 2020, respectively, and had an accumulated deficit of approximately $202.6 million as of December 31, 2021. In addition, we used cash in operating activities of approximately $7.7 million and $5.8 million for the years ended December 31, 2021 and 2020, respectively.

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

During the twelve months ended December 31, 2021, we sold an aggregate of 235,722 shares of common stock under the ATM Facility, resulting in net proceeds of approximately $1,984,000 after payment of commissions to B. Riley Securities and other expenses of $66,000.

The consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and the repayment of liabilities in the ordinary course of business. Management evaluated the significance of the Company’s operating loss and determined that the Company’s cash position following the Offering and considering the Company’s current operating plan and other sources of potential capital, including the ATM Facility, would be sufficient to alleviate concerns about the Company’s ability to continue as a going concern.

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

The consolidated balance sheets at December 31, 2021 and 2020 and the consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2021 and 2020 include our accounts and those of our wholly owned subsidiaries as well as Pronode Technologies AB.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires making estimates and judgments that affect, at the date of the financial statements, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates and judgments.

Significant estimates and judgments include, but are not limited to: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, the standalone selling price of performance obligations, and transaction prices and assessing transfer of control; measuring variable consideration and other obligations such as product returns and refunds, and product warranties; provisions for uncollectible receivables; determining the net realizable value of inventory; recoverability of capitalized project costs and long-lived assets; for leases, determining whether a contract contains a lease, allocating consideration between lease and non-lease components, determining incremental borrowing rates, and identifying reassessment events, such as modifications; the valuation allowance related to our deferred tax assets; and the fair value of shares and options issued for stock-based compensation.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Should all efforts fail to recover the related receivable, we will write off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. Our allowance for doubtful accounts was approximately $79,000 and $79,000 as of December 31, 2021 and 2020, respectively.

Projects in Process

Projects in process consist of costs incurred toward the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our consolidated balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy. There were no costs capitalized in projects in process as of December 31, 2021 and 2020.

Inventory

The Company’s inventory consists primarily of components that will be used in the manufacturing of our touch sensor modules (“TSMs”). We classify inventory for reporting purposes as raw materials, work-in-process, and finished goods.

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

Due to the low sell-through of our AirBar products, management has decided to fully reserve work-in-process for AirBar components, as well as AirBar related raw materials. Management has further decided to reserve for a portion of AirBar finished goods, depending on type of AirBar and in which location it is stored. The AirBar inventory reserve was $0.8 million and $0.9 million as of December 31, 2021 and 2020, respectively.

Management decided to reserve for TSM inventory related to a quality issue in production. The TSM inventory reserve was $0.2 million as of December 31, 2021.

Raw materials, work-in-process, and finished goods are as follows (in thousands):

	December 31,	December 31,
	2021	2020
Raw materials	$1,446	$550
Work-in-process	10	21
Finished goods	1,064	702
Ending inventory	$2,520	$1,273

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

Long-Lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of December 31, 2021, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won or the Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Gains or (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were $(66,000) and $(252,000) during the years ended December 31, 2021 and 2020, respectively. Foreign currency translation gains (losses) were $(4,000) and $235,000 during the years ended December 31, 2021 and 2020, respectively.

Concentration of Credit and Business Risks

Our customers are located in the United States, Europe and Asia.

As of December 31, 2021, four of our customers represented approximately 76% of our consolidated accounts receivable and unbilled revenues.

As of December 31, 2020, four of our customers represented approximately 62% of our consolidated accounts receivable and unbilled revenues.

Customers who accounted for 10% or more of our revenues during the year ended December 31, 2021 are as follows.

●	Hewlett-Packard Company – 32%

●	Seiko Epson – 18%

●	LG – 13%

Customers who accounted for 10% or more of our revenues during the year ended December 31, 2020 are as follows.

●	Hewlett-Packard Company – 27%

●	Epson – 19%

●	Alpine – 11%

The Company conducts business in the United States, Europe and Asia. As of December 31, 2021, the Company maintained approximately $17,198,000, $2,611,000 and $28,000 of its net assets in the United States, Europe and Asia, respectively. As of December 31, 2020, the Company maintained approximately $6,923,000, $4,903,000 and $64,000 of its net assets in the United States, Europe and Asia, respectively.

Revenue Recognition

We recognize revenue when control of products is transferred to our customers, and when services are completed and accepted by our customers; the amount of revenue we recognize reflects the consideration we expect to receive for those products or services. Our contracts with customers may include combinations of products and services (e.g., a contract that includes products and related engineering services). We structure our contracts such that distinct performance obligations, such as product sales or license fees, and related engineering services, are clearly defined in each contract.

License fees and sales of our AirBar and TSMs are on a per-unit basis. Therefore, we generally satisfy performance obligations as units are shipped to our customers. Non-recurring engineering service performance obligations are satisfied as work is performed and accepted by our customers.

We recognize revenue net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities. We treat all product shipping and handling charges (regardless of when they occur) as activities to fulfill the promise to transfer goods, therefore we treat all shipping and handling charges as expenses.

License Fees

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

Explicit return rights are not offered to customers. There have been no returns through December 31, 2021.

Product Sales

We earn revenue from sales of TSM hardware products to our OEM, ODM and Tier 1 supplier customers, who embed our hardware into their products, and from sales of branded consumer products that incorporate our TSMs that are sold through distributors or directly to end users. These distributors are generally given business terms that allow them to return unsold inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. Our sales agreements generally provide customers with limited rights of return and warranty provisions.

The timing of revenue recognition related to AirBar modules depends upon how each sale is transacted - either point-of-sale or through distributors. We recognize revenue for AirBar modules sold point-of-sale (online sales and other direct sales to customers) when we provide the promised product to the customer.

Because we generally use distributors to provide AirBar and TSMs to our customers, we must analyze the terms of our distributor agreements to determine when control passes from us to our distributors. For sales of AirBar and TSMs sold through distributors, we recognize revenues when our distributors obtain control over our products. Control passes to our distributors when we have a present right to payment for products sold to the distributors, the distributors have legal title to and physical possession of products purchased from us, and the distributors have significant risks and rewards of ownership of products purchased.

Distributors participate in various cooperative marketing and other incentive programs, and we maintain estimated accruals and allowances for these programs. If actual credits received by distributors under these programs were to deviate significantly from our estimates, which are based on historical experience, our revenue could be adversely affected.

Under U.S. GAAP, companies may make reasonable aggregations and approximations of returns data to accurately estimate returns. Our AirBar and TSM returns and warranty experience to date has enabled us to make reasonable returns estimates, which are supported by the fact that our product sales involve homogenous transactions. The reserve for future sales returns is recorded as a reduction of our accounts receivable and revenue and was $69,000 and $78,000 as of December 31, 2021 and 2020, respectively. The warranty reserve is recorded as an accrued expense and cost of sales and was $36,000 and $25,000 as of December 31, 2021 and 2020, respectively. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Non-Recurring Engineering

For technology license or TSM contracts that require modification or customization of the underlying technology to adapt the technology to customer use, we determine whether the technology license or TSM, and required engineering consulting services represent separate performance obligations. We perform our analysis on a contract-by-contract basis. If there are separate performance obligations, we determine the standalone selling price (“SSP”) of each separate performance obligation to properly recognize revenue as each performance obligation is satisfied. We provide engineering consulting services to our customers under a signed Statement of Work (“SOW”). Deliverables and payment terms are specified in each SOW. We generally charge an hourly rate for engineering services, and we recognize revenue as engineering services specified in contracts are completed and accepted by our customers. Any upfront payments we receive for future non-recurring engineering services are recorded as unearned revenue until that revenue is earned.

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

Revenues from non-recurring engineering contracts that are short-term in nature are recorded when those services are complete and accepted by customers.

Revenues from non-recurring engineering contracts with substantive defined deliverables for which payment terms in the SOW are commensurate with the efforts required to produce such deliverables are recognized as they are completed and accepted by customers.

Estimated losses on all SOW projects are recognized in full as soon as they become evident. During the year ended December 31, 2021, we recorded no losses and during the year ended December 31, 2020, we recorded $47,000 of losses.

The following tables present the net revenues distribution by geographical area and market for the years ended December 31, 2021 and 2020 (dollars in thousands):

	2021		2020
	Amount	Percentage	Amount	Percentage
AMER
Net revenues from consumer electronics	$2,097	93.4%	$1,828	72.6%
Net revenues from distributors and other	149	6.6%	690	27.4%
	$2,246	100.0%	$2,518	100.0%

APAC
Net revenues from automotive	$1,330	42.9%	$1,221	43.2%
Net revenues from consumer electronics	1,088	35.0%	1,160	41.1%
Net revenues from distributors and other	685	22.1%	442	15.7%
	$3,103	100.0%	$2,823	100.0%

EMEA
Net revenues from automotive	$313	64.3%	$412	64.0%
Net revenues from medical	73	15.0%	215	33.4%
Net revenues from distributors and other	101	20.7%	16	2.6%
	$487	100.0%	$643	100.0%

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

The following table presents accounts receivable, unbilled revenues and deferred revenues as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Accounts receivable and unbilled revenues	$1,293	$1,743
Deferred revenues	106	138

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

Deferred Revenues

Deferred revenues consist primarily of prepayments for license fees, and other products or services that we have been paid in advance. We earn the revenue when we transfer control of the product or service. Deferred revenues may also include upfront payments for consulting services to be performed in the future, such as non-recurring engineering services.

We defer license fees until we have met all accounting requirements for revenue recognition, which is when a license is made available to a customer and that customer has a right to use the license. Non-recurring engineering fee revenues are deferred until engineering services have been completed and accepted by our customers.

The following table presents our deferred revenues by source (in thousands):

	As of December 31,
	2021	2020
Deferred license revenues	$28	$28
Deferred NRE revenues	8	22
Deferred AirBar revenues	-	10
Deferred sensor modules revenues	70	78
	$106	$138

Contracted revenue not yet recognized was $106,000 as of December 31, 2021. We expect to recognize 100% of that revenue over the next twelve months. The Company recognized revenues of approximately $41,000 and $39,000, for 2021 and 2020, respectively, related to contract liabilities outstanding at the beginning of the year.

Advertising

Advertising costs are expensed as incurred. We will classify any reseller marketing allowances related to AirBar in general as sales expense unless we can define an identifiable benefit to us from the reseller marketing allowance. Advertising costs amounted to approximately $208,000 and $70,000 for the years ended December 31, 2021 and 2020, respectively.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of December 31, 2021 and 2020. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

We follow U.S. GAAP related to uncertain tax positions, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As a result, we did not recognize a liability for unrecognized tax benefits. As of December 31, 2021 and 2020, we had no unrecognized tax benefits.

Net Loss per Share

Net loss per share amounts have been computed based on the weighted-average number of shares of common stock outstanding during the years ended December 31, 2021 and 2020. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for years ended December 31, 2021 and 2020 exclude the potential common stock equivalents, as the effect would be anti-dilutive (see Note 15).

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

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rates for the consolidated statements of operations were as follows:

	Years ended December 31,
	2021	2020
Swedish Krona	8.58	9.21
Japanese Yen	109.82	106.73
South Korean Won	1,144.95	1,179.20
Taiwan Dollar	27.93	29.45

Exchange rates for the consolidated balance sheets were as follows:

	As of December 31,
	2021	2020
Swedish Krona	9.03	8.22
Japanese Yen	115.12	103.23
South Korean Won	1,190.75	1,088.59
Taiwan Dollar	27.71	28.09

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Tax, which simplifies the accounting for income taxes. ASU 2019-12 will become effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We adopted this standard as of January 1, 2021 and concluded that there was no impact to our consolidated financial statements.

Reclass of Presentation in our Consolidated Statements of Operations

On May 4, 2021, we announced a new strategy and organizational update targeting an increased focus on the Company’s contactless touch business and on current market opportunities in North America (“AMER”), Asia-Pacific (“APAC”), and Europe, Middle East and Africa (“EMEA”). We thereby changed from a business area organization to a regional sales organization going forward. Revenues are however primarily monitored for each of our revenue streams consisting of license fees, product sales and non-recurring engineering fees. The presentation in our consolidated financial statements has therefore been changed accordingly for the year ended December 31, 2020 with no net impact on our previously reported consolidated statement of operations.

3.	Prepaid Expenses and Other Current Assets

Prepaid expense and other current assets consist of the following (in thousands):

	As of December 31,
	2021	2020

Prepaid insurance	$189	$255
Prepaid rent	6	11
VAT receivable	345	433
Advances	3	216
Advances to suppliers	38	43
Other	255	203
Total prepaid expenses and other current assets	$836	$1,161

4.	Property and Equipment

Property and equipment, net consist of the following (in thousands):

	As of December 31,
	2021	2020

Computers, software, furniture and fixtures	$1,484	$1,591
Equipment under finance leases	3,463	3,806
Less accumulated depreciation and amortization	(4,571)	(4,394)
Property and equipment, net	$376	$1,003

Depreciation and amortization expense was $0.6 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively.

5.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2021	2020

Accrued returns and warranty	$36	$24
Accrued consulting fees and other	335	521
Total accrued expenses	$371	$545

6.	Short-Term Borrowings

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

There were no assets or liabilities recorded at fair value on a recurring basis in 2021 and 2020.

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

On December 29, 2020, we issued 37,288 shares of our common stock to key employees pursuant to our 2020 long-term incentive program (“2020 LTIP”) (see Note 9).

On August 12, 2021, we issued 12,830 shares of our common stock to key employees pursuant to our 2020 LTIP (see Note 9).

On December 29, 2021, we issued 14,735 shares of our common stock to key employees pursuant to our 2020 long-term incentive program (“2020 LTIP”) (see Note 9).

During the twelve months ended December 31, 2021, we sold an aggregate of 235,722 shares of common stock under the ATM Facility, resulting in net proceeds to us of approximately $1,984,000 after payment of commissions to B. Riley and other expenses of $66,000.

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

Warrants and Other Common Stock Activity

During the year ended December 31, 2021, no warrants expired and no warrants were exercised. During the year ended December 31, 2020, 325,000 warrants expired and no warrants were exercised.

A summary of all warrant activity is set forth below:

Outstanding and exercisable	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
January 1, 2020	756,368	$14.98	1.47
Expired/forfeited	(325,000)	20.00	-
December 31, 2020	431,368	$11.20	1.13
Issued	-	-	-
Expired/forfeited	-	-	-
Exercised	-	-	-
December 31, 2021	431,368	$11.20	0.13

Outstanding Warrants to Purchase Common Stock as of December 31, 2021:

Description	Issue Date	Exercise Price	Shares	Expiration Date

August 2016 Purchase Warrants	08/17/16	$11.20	431,368	02/17/22

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

No shares of preferred stock were issued and outstanding as of and during the year ended December 31, 2021.

Details of the preferred stock activities for the year ended December 31, 2020 are set forth below:

	Series B Preferred Stock Shares Issued	Series B Preferred Stock Amount	Series C-1 Preferred Stock Shares Issued	Series C-1 Preferred Stock Amount	Series C-2 Preferred Stock Shares Issued	Series C-2 Preferred Stock Amount
Balances, January 1, 2020	-	$-	-	$-	-	$-

Issuance of Preferred Shares for cash	-	-	365	365	3,567	3,567

Series C-2 Preferred Stock issued for repayment of short-term borrowings and accrued interest	-	-	-	-	517	517

Conversion of Preferred Shares to common stock	-	-	(365)	(365)	(4,084)	(4,084)

Balances, December 31, 2020	-	$-	-	$-	-	$-

9.	Stock-Based Compensation

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

Accordingly, as of December 31, 2021, we had three equity incentive plans:

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

On December 29, 2020, we issued 37,288 shares of common stock to key employees pursuant to the 2020 LTIP. The shares were immediately vested but subject to a two-year lock-up period after issuance. In the event the participant’s employment with Neonode is terminated by the participant during the two-year lock-up period, the Company will repurchase the shares at a price equal to 30% of the lower of market value at issuance and termination date. Neonode has reported and paid Swedish social charges of $75,000 for the issued shares but only 30% of the stock-based compensation (totaling $77,000) was recognized immediately in the consolidated statement of operations for the year ended December 31, 2020, with the remainder to be recognized ratably over the two-year lock-up period.

On August 12, 2021, we issued 12,830 shares of common stock to a key employee pursuant to the 2020 LTIP. The shares were immediately vested but subject to a two-year lock-up period after issuance. In the event the participant’s employment with the Company is terminated by the participant during the two-year lock-up period, the Company will repurchase the shares at a price equal to 30% of the lower of market value at issuance and the termination date. The Company has reported and paid Swedish social charges of $21,000 for the issued shares but only 30% of the stock-based compensation (totaling $25,000) was recognized immediately in the consolidated statements of operations for the year ended December 31, 2021, with the remainder to be recognized ratably over the two-year lock-up period.

On December 29, 2021, we issued 14,735 shares of common stock to key employees pursuant to the 2020 LTIP. The shares were immediately vested but subject to a two-year lock-up period after issuance. In the event the participant’s employment with Neonode is terminated by the participant during the two-year lock-up period, the Company will repurchase the shares at a price equal to 30% of the lower of market value at issuance and termination date. Neonode has reported and paid Swedish social charges of $46,000 for the issued shares but only 30% of the stock-based compensation (totaling $38,000) was recognized immediately in the consolidated statements of operations for the year ended December 31, 2021, with the remainder to be recognized ratably over the two-year lock-up period.

During the year ended December 31, 2021, we recognized $94,000 of stock-based compensation for the amortization of the LTIP over the respective lock-up periods.

The following table summarizes information with respect to all options to purchase shares of common stock outstanding under the 2006 Plan, the 2015 Plan and the 2020 Plan at December 31, 2021:

Options Outstanding
Range of Exercise Price	Number Outstanding and exercisable at 12/31/21	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price

$ 0 - $ 15.00	2,500	1.60	$14.40
$ 15.01 - $ 30.40	7,000	0.17	$30.40
	9,500	0.54	$26.19

A summary of the combined activity under all of the stock option plans is set forth below:

	Options Outstanding
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding – January 1, 2020	52,500	$27.51	1.37	$-
Options granted	-	-		-
Options exercised	-	-		-
Options cancelled or expired	(42,000)	26.99		-
Options outstanding – December 31, 2020	10,500	$29.61	1.40	-
Options granted	-	-		-
Options exercised	-	-		-
Options cancelled or expired	(1,000)	62.10		-
Options outstanding and vested – December 31, 2021	9,500	$26.19	0.54	$-

No stock options were granted during the years ended December 31, 2021 and 2020, respectively.

During the years ended December 31, 2021 and 2020, we recorded no stock-based compensation expense related to the vesting of stock options. The estimated fair value of the stock options will be calculated using the Black-Scholes option pricing model as of the grant date of the stock option.

Stock options granted under the 2006 and 2015 Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

Stock-Based Compensation

The stock-based compensation expense for the years ended December 31, 2021 and 2020 reflects the estimated fair value of the vested portion of common stock granted to directors and employees (in thousands):

	Years ended December 31,
	2021	2020
(In thousands)
Sales and marketing	$50	$32
General and administrative	107	45
Stock-based compensation expense	$157	$77

There is no remaining unrecognized compensation expense related to stock options as of December 31, 2021. Unrecognized compensation expense related to the 2020 LTIP as of December 31, 2021 was $218,000, which will be recognized over two years.

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

Operating expenses for the year ended December 31, 2021 include costs in relation to the above-referenced lawsuits.

Indemnities and Guarantees

Our bylaws require that we indemnify each of our executive officers and directors for certain events or occurrences arising because of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these agreements as of December 31, 2021 and December 31, 2020.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us regarding intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of December 31, 2021 and December 31, 2020.

One of our manufacturing partners has previously purchased material for the final assembly of AirBars. To protect the manufacturer from losses in relation to AirBar production, we agreed to secure the value of the inventory in a bank guarantee. In December, 2021 the bank guarantee was cancelled.

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

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2,000,000 ASICs sold. As of December 31, 2021, we had made no payments to TI under the NN1002 Agreement.

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

Our operating leases represent building leases for our Stockholm corporate offices and our Kungsbacka manufacturing facility. Our Stockholm corporate office lease has a remaining lease term of one year and both of our leases are automatically renewed at a cost increase of 2% on an annual basis, unless we provide written notice nine months prior to the respective expiration dates.

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

The components of lease expense were as follows (in thousands):

	Years ended December 31,
	2021	2020
Operating lease cost (1)	$662	$572

Finance lease cost:
Amortization of leased assets	$585	$636
Interest on lease liabilities	14	11
Total finance lease cost	$599	$647

(1)	Includes short term lease costs of $127,000 and $145,000 for the years ended December 31, 2021 and 2020.

Supplemental cash flow information related to leases was as follows (in thousands):

	Years ended December 31,
	2021	2020
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$(505)	$(405)
Operating cash flows from finance leases	(14)	(11)
Financing cash flows from finance leases	(487)	(321)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	239	864
Finance leases	-	-

Supplemental balance sheet information related to leases was as follows (in thousands):

	As of December 31,
	2021	2020
Operating leases
Operating lease right-of-use assets	$584	$919

Current portion of operating lease obligations	$425	$504
Operating lease liabilities, net of current portion	117	377
Total operating lease liabilities	$542	$881

Finance leases
Property and equipment, at cost	$3,463	$3,806
Accumulated depreciation	(3,199)	(2,941)
Property and equipment, net	$264	$865

Current portion of finance lease obligations	$258	$769
Finance lease liabilities, net of current portion	65	95
Total finance lease liabilities	$323	$864

Year ended December 31, 2021
Weighted-Average Remaining Lease Term
Operating leases	1.6 years
Finance leases	1.0 years

Weighted-Average Discount Rate
Operating leases (2)	5%
Finance leases	2%

(2)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

A summary of future minimum payments under non-cancellable operating lease commitments as of December 31, 2021 is as follows (in thousands):

Years ending December 31,	Total
2022	$423
2023	82
2024	61
566
Less imputed interest	(24)
Total lease liabilities	542
Less current portion	(425)
$117

The following is a schedule of minimum future rentals on the non-cancelable finance leases as of December 31, 2021 (in thousands):

Year ending December 31,	Total
2022	$261
2023	65
Total minimum payments required:	326
Less amount representing interest:	(3)
Present value of net minimum lease payments:	323
Less current portion	(258)
$65

12.	Segment Information

Our Company has one reportable segment, which is comprised of the touch technology licensing and sensor module business.

We report revenues from external customers based on the country where the customer is located. The following table presents revenues by geographic region for the years ended December 31, 2021 and 2020 (dollars in thousands):

	2021
	Amount	Percentage
United States	$2,241	39%
Japan	1,894	33%
South Korea	894	15%
China	311	5%
Germany	303	5%
Switzerland	73	1%
Other	120	2%
Total	$5,836	100%

	2020
	Amount	Percentage
United States	$2,511	42%
Japan	1,864	31%
South Korea	499	8%
China	400	7%
Germany	398	7%
Switzerland	221	4%
Other	91	1%
Total	$5,984	100%

13.	Income Taxes

Loss before provision for income taxes was distributed geographically for the years ended December 31, as follows (in thousands):

	2021	2020
Domestic	$(5,570)	$(4,885)
Foreign	(1,552)	(1,338)

Total	$(7,122)	$(6,223)

The provision (benefit) for income taxes is as follows for the years ended December 31 (in thousands):

	2021	2020
Current
Federal	$-	$-
State	-	2
Foreign	146	57
Change in deferred
Federal	(1,177)	(948)
Federal valuation allowance	1,177	948
State	-	(1)
State valuation allowance	-	1
Foreign	(1,842)	(1,425)
Foreign valuation allowance	1,842	1,425

Total current	$146	$59

The differences between our effective income tax rate and the U.S. federal statutory federal income tax rate for the years ended December 31, are as follows:

	2021	2020
Amounts at statutory tax rates	21%	21%
Foreign losses taxed at different rates	(1)%	-%
Stock-based compensation	(1)%	(2)%
Other	(1)%	-%
Total	18%	19%
Valuation allowance	(20)%	(20)%
Effective tax rate	(2)%	(1)%

Significant components of the deferred tax asset balances at December 31 are as follows (in thousands):

	2021	2020
Deferred tax assets:
Accruals	$(87)	$48
Stock compensation	38	38
Net operating losses	21,943	18,788
Total deferred tax assets	21,894	18,874
Valuation allowance	(21,894)	(18,874)

Total net deferred tax assets	$-	$-

Valuation allowances are recorded to offset certain deferred tax assets due to management’s uncertainty of realizing the benefits of these items. Management applies a full valuation allowance for the accumulated losses of Neonode Inc. and its subsidiaries, since it is not determinable using the “more likely than not” criteria that there will be any future benefit of our deferred tax assets. This is mainly due to our history of operating losses. As of December 31, 2021, we had federal, state and foreign net operating losses of $74.5 million, $20.0 million and $23.6 million, respectively. The federal loss carryforward begins to expire in 2028, and the California loss carryforward begins to expire in 2030 The foreign loss carryforward, which is generated in Sweden, does not expire.

Utilization of the net operating loss and tax credit carryforwards is subject to an annual limitation due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating losses and tax credit carryforwards before utilization.  As of December 31, 2021, we had not completed the determination of the amount to be limited under the provision.

We follow the provisions of accounting guidance which includes a two-step approach to recognizing, derecognizing and measuring uncertain tax positions. There were no unrecognized tax benefits for the years ended December 31, 2021 and 2020.

We follow the policy to classify accrued interest and penalties as part of the accrued tax liability in the provision for income taxes. For the years ended December 31, 2021 and 2020 we did not recognize any interest or penalties related to unrecognized tax benefits.

As of December 31, 2021, we had no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

New Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Tax, which simplifies the accounting for income taxes. ASU 2019-12 will become effective for fiscal years beginning after December 15, 2020, with early adoption permitted. ASU 2019-12 has an immaterial impact on our consolidated financial statements.

We file income tax returns in the U.S. federal jurisdiction, California, Sweden, Japan, South Korea, and Taiwan. The 2009 through 2020 tax years are open and may be subject to potential examination in one or more jurisdictions. We are not currently under any federal, state or foreign income tax examinations.

14.	Employee Benefit Plans

We participate in a number of individual defined contribution pension plans for our employees in Sweden. We contribute between 4.5% and 30% of the employee’s annual salary to these pension plans depending on age and salary level. Contributions relating to these defined contribution plans for the years ended December 31, 2021 and 2020 were $587,000 and $459,000, respectively. We match U.S. employee contributions to a 401(K) retirement plan up to a maximum of six percent (6%) of an employee’s annual salary. Contributions relating to the matching 401(K) contributions for the years ended December 31, 2021 and 2020 were $10,000 and $6,000, respectively. In Taiwan, we contribute six percent (6%) of the employee’s annual salary to a pension fund which agrees with Taiwan’s Labor Pension Act. Contributions relating to the Taiwanese pension fund for the years ended December 31, 2021 and 2020 were $2,000 and $4,000, respectively.

15.	Net Loss Per Share

Basic net loss per common share for the years ended December 31, 2021 and 2020 was computed by dividing the net loss attributable to common shareholders of Neonode Inc. for the relevant period by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share is computed by dividing net loss attributable to common shareholders of Neonode Inc. for the relevant period by the weighted average number of shares of common stock and common stock equivalents outstanding during the year.

Potential common stock equivalents of approximately 0 and 0 outstanding stock warrants, 0 and 0 shares issuable upon conversion of preferred stock and 0 and 0 stock options are excluded from the diluted earnings per share calculation for the years ended December 31, 2021 and 2020, respectively, due to their anti-dilutive effect.

	Years ended December 31,
(In thousands, except per share amounts)	2021	2020
BASIC AND DILUTED
Weighted average number of common shares outstanding	11,907	9,989

Net loss attributable to common shareholders of Neonode Inc.	$(6,450)	$(5,638)

Net loss per share basic and diluted	$(0.54)	$(0.56)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making their assessment, our management used criteria established in the framework on Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting in accordance with applicable SEC rules that permit us to provide only management´s report in this report.

ITEM 9B.	OTHER INFORMATION

None

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	Principal AccountING Fees and Services

The information required by this Item will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The consolidated financial statements of the registrant are listed in the index to the consolidated financial statements and filed under Item 8 of this Annual Report.

Financial Statement Schedules

Not Applicable

Exhibits

Number	Description
3.1	Restated Certificate of Incorporation of Neonode Inc., (incorporated by reference to Exhibit 3.1 of the registrant’s current report on Form 8-K filed on December 11, 2020)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the registrant’s quarterly report on Form 10-Q filed on November 8, 2018)
4.1	Description of registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to the registrant’s Form S-3 (No. 333-255964), filed on May 10, 2021)
10.1	Assignment Agreement with Aequitas Technologies LLC, dated May 6, 2019 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed May 8, 2019)
10.2	Form of Purchase Warrant (incorporated by reference to Exhibit 4.1 of the registrant’s current report on Form 8-K filed on August 16, 2016)
10.3	Form of Warrant, dated as of August 8, 2017 (incorporated by reference to Exhibit 4.1 of the registrant’s current report on Form 8-K, filed on August 8, 2017)
10.4	Employment Agreement of Urban Forssell, dated October 20, 2019 (incorporated by reference to Exhibit 10.4 of the registrant’s annual report on Form 10-K filed on March 10, 2021)+
10.5	Employment Agreement of Fredrik Nihlén, dated March 30, 2021 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K, filed on March 31, 2021) +
10.6	Employment Agreement of Maria Ek, dated May 28, 2019 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on May 31, 2019) +
10.7	Neonode Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the registrant’s annual report on Form 10-K filed on March 11, 2016)
10.8	Form of Notice of Grant of Stock Option used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the registrant’s annual report on Form 10-K filed on March 11, 2016)
10.9	Form of Notice of Grant of Restricted Stock used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of the registrant’s annual report on Form 10-K filed on March 11, 2016)
10.10	Form of Notice of Grant of Restricted Stock Units used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of the registrant’s annual report on Form 10-K filed on March 11, 2016)
10.11	Form of Notice of Grant of Stock Option to Swedish residents used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the registrant’s annual report on Form 10-K filed on March 11, 2016)
10.12	Securities Purchase Agreement, dated as of August 5, 2020 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on August 10, 2020).
10.13	Registration Rights Agreement, dated as of August 5, 2020 (incorporated by reference to Exhibit 10.2 of the registrant’s current report on Form 8-K filed on August 10, 2020).
10.14	Neonode Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the registration statement on Form S-8 (No. 333-249806) filed on November 2, 2020).
10.15	Placement Agency Agreement, dated October 21, 2021, by and among the registrant and Pareto Securities Inc. and Pareto Securities AB
21	Subsidiaries of the registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEONODE INC. (Registrant)

Date: March 10, 2022	By:	/s/ Fredrik Nihlén
Fredrik Nihlén
Chief Financial Officer

Pursuant to the requirements for the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and dates indicated.

Name	Title	Date

/s/ Urban Forssell	President and Chief Executive Officer	March 10, 2022
Urban Forssell	(Principal Executive Officer)

/s/ Fredrik Nihlén	Chief Financial Officer	March 10, 2022
Fredrik Nihlén	(Principal Financial and Accounting Officer)

/s/ Ulf Rosberg	Chairman of the Board of Directors	March 10, 2022
Ulf Rosberg

/s/ Per Löfgren	Director	March 10, 2022
Per Löfgren

/s/ Peter Lindell	Director	March 10, 2022
Peter Lindell

/s/ Mattias Bergman	Director	March 10, 2022
Mattias Bergman