Form 10-K/A
period 2021-12-31
Neonode Inc.
filed 2022-03-11
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed solely to file Exhibit 23 (auditor’s consent), which was inadvertently omitted from the registrant’s Form 10-K filed with the Securities and Exchange Commission on March 10, 2022 (the “Form 10-K”).

Except as otherwise expressly noted herein, this Amendment does not modify or update in any way the financial position, results of operations, cash flows, or other information contained or incorporated in, including the exhibits thereto, the Form 10-K, nor does it reflect events occurring after the filing of the Form 10-K. Accordingly, this Amendment should be read in conjunction with the Form 10-K.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also includes new certifications from the registrant’s principal executive officer and principal financial officer.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The consolidated financial statements of the registrant are listed in the index to the consolidated financial statements and filed under Item 8 of this Annual Report.

Financial Statement Schedules

Not Applicable

Exhibits

Number	Description
3.1	Restated Certificate of Incorporation of Neonode Inc., (incorporated by reference to Exhibit 3.1 of the registrant’s current report on Form 8-K filed on December 11, 2020)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the registrant’s quarterly report on Form 10-Q filed on November 8, 2018)
4.1	Description of registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to the registrant’s Form S-3 (No. 333-255964), filed on May 10, 2021)
10.1	Assignment Agreement with Aequitas Technologies LLC, dated May 6, 2019 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed May 8, 2019)
10.2	Form of Purchase Warrant (incorporated by reference to Exhibit 4.1 of the registrant’s current report on Form 8-K filed on August 16, 2016)
10.3	Form of Warrant, dated as of August 8, 2017 (incorporated by reference to Exhibit 4.1 of the registrant’s current report on Form 8-K, filed on August 8, 2017)
10.4	Employment Agreement of Urban Forssell, dated October 20, 2019 (incorporated by reference to Exhibit 10.4 of the registrant’s annual report on Form 10-K filed on March 10, 2021)+
10.5	Employment Agreement of Fredrik Nihlén, dated March 30, 2021 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K, filed on March 31, 2021) +
10.6	Employment Agreement of Maria Ek, dated May 28, 2019 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on May 31, 2019) +
10.7	Neonode Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the registrant’s annual report on Form 10-K filed on March 11, 2016)
10.8	Form of Notice of Grant of Stock Option used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the registrant’s annual report on Form 10-K filed on March 11, 2016)
10.9	Form of Notice of Grant of Restricted Stock used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of the registrant’s annual report on Form 10-K filed on March 11, 2016)
10.10	Form of Notice of Grant of Restricted Stock Units used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of the registrant’s annual report on Form 10-K filed on March 11, 2016)
10.11	Form of Notice of Grant of Stock Option to Swedish residents used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the registrant’s annual report on Form 10-K filed on March 11, 2016)
10.12	Securities Purchase Agreement, dated as of August 5, 2020 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on August 10, 2020).
10.13	Registration Rights Agreement, dated as of August 5, 2020 (incorporated by reference to Exhibit 10.2 of the registrant’s current report on Form 8-K filed on August 10, 2020).
10.14	Neonode Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the registration statement on Form S-8 (No. 333-249806) filed on November 2, 2020).
10.15	Placement Agency Agreement, dated October 21, 2021, by and among the registrant and Pareto Securities Inc. and Pareto Securities AB (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on October 21, 2021).
21	Subsidiaries of the registrant (incorporated by reference to Exhibit 21 to the registrant’s annual report on Form 10-K filed on March 10, 2022).
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32 to of the registrant's annual report on Form 10-K filed on March 10, 2022).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEONODE INC. (Registrant)

Date: March 11, 2022	By:	/s/ Fredrik Nihlén
Fredrik Nihlén
Chief Financial Officer