Form 10-Q
period 2022-03-31
Neonode Inc.
filed 2022-05-11
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

The number of shares of the registrant’s common stock outstanding as of May 5, 2022 was 13,575,952.

NEONODE INC.

Quarterly Report on Form 10-Q

For the Fiscal Quarter Ended March 31, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEONODE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$15,126	$17,383
Accounts receivable and unbilled revenues, net	1,142	1,293
Inventory	3,553	2,520
Prepaid expenses and other current assets	714	836
Total current assets	20,535	22,032

Property and equipment, net	322	376
Operating lease right-of-use assets, net	450	584
Total assets	$21,307	$22,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$804	$776
Accrued payroll and employee benefits	940	1,037
Accrued expenses	397	371
Contract liabilities	103	106
Current portion of finance lease obligations	150	258
Current portion of operating lease obligations	245	425
Total current liabilities	2,639	2,973

Finance lease obligations, net of current portion	101	65
Operating lease obligations, net of current portion	95	117
Total liabilities	2,835	3,155

Commitments and contingencies

Stockholders’ equity:
Common stock, 25,000,000 shares authorized, with par value of $0.001; 13,575,952 shares issued and outstanding at March 31, 2022 and December 31, 2021	14	14
Additional paid-in capital	226,919	226,880
Accumulated other comprehensive loss	(375)	(408)
Accumulated deficit	(203,988)	(202,608)
Total Neonode Inc. stockholders’ equity	22,570	23,878
Noncontrolling interests	(4,098)	(4,041)
Total stockholders’ equity	18,472	19,837
Total liabilities and stockholders’ equity	$21,307	$22,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2022	2021
Revenues:
License fees	$1,104	$1,295
Products	147	355
Non-recurring engineering	67	15
Total revenues	1,318	1,665

Cost of revenues:
Products	51	270
Non-recurring engineering	9	7
Total cost of revenues	60	277

Total gross margin	1,258	1,388

Operating expenses:
Research and development	1,023	1,142
Sales and marketing	616	788
General and administrative	1,010	1,087

Total operating expenses	2,649	3,017
Operating loss	(1,391)	(1,629)

Other expense:
Interest expense	2	5
Total other expense	2	5

Loss before provision for income taxes	(1,393)	(1,634)

Provision for income taxes	44	36
Net loss including noncontrolling interests	(1,437)	(1,670)
Less: Net loss attributable to noncontrolling interests	57	102
Net loss attributable to Neonode Inc.	$(1,380)	$(1,568)

Loss per common share:
Basic and diluted loss per share	$(0.10)	$(0.14)
Basic and diluted – weighted average number of common shares outstanding	13,576	11,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2022	2021
Net loss	$(1,437)	$(1,670)

Other comprehensive income (loss):
Foreign currency translation adjustments	33	(166)
Comprehensive loss	(1,404)	(1,836)
Less: Comprehensive loss attributable to noncontrolling interests	57	102
Comprehensive loss attributable to Neonode Inc.	$(1,347)	$(1,734)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

For the Quarter to Date periods ended March 31, 2021 through March 31, 2022

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Neonode Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balances, December 31, 2020	11,504	$12	$211,663	$(404)	$(196,158)	$15,113	$(3,223)	$11,890

Stock-based compensation	-	-	23	-	-	23	-	23

Foreign currency translation adjustment	-	-	-	(166)	-	(166)	-	(166)

Net loss	-	-	-	-	(1,568)	(1,568)	(102)	(1,670)

Balances, March 31, 2021	11,504	$12	$211,686	$(570)	$(197,726)	$13,402	$(3,325)	$10,077

Stock-based compensation	-	-	22	-	-	22	-	22

Foreign currency translation adjustment	-	-	-	56	-	56	-	56

Net loss	-	-	-	-	(1,657)	(1,657)	(179)	(1,836)

Balances, June 30, 2021	11,504	$12	$211,708	$(514)	$(199,383)	$11,823	$(3,504)	$8,319

Issuance of common stock under the ATM, net	94	-	593	-	-	593	-	593

Stock-based compensation	13	-	46	-	-	46	-	46

Foreign currency translation adjustment	-	-	-	(37)	-	(37)	-	(37)

Net loss	-	-	-	-	(1,721)	(1,721)	(135)	(1,856)

Balances, September 30, 2021	11,611	$12	$212,347	$(551)	$(201,104)	$10,704	$(3,639)	$7,065

Issuance of shares for cash, net of offering costs	1,950	2	14,467	-	-	14,469	-	14,469

Stock-based compensation	15	-	66	-	-	66	-	66

Foreign currency translation adjustment	-	-	-	143	-	143	-	143

Net loss	-	-	-	-	(1,504)	(1,504)	(402)	(1,906)

Balances, December 31, 2021	13,576	$14	$226,880	$(408)	$(202,608)	$23,878	$(4,041)	$19,837

Stock-based compensation	-	-	39	-	-	39	-	39

Foreign currency translation adjustment	-	-	-	33	-	33	-	33

Net loss	-	-	-	-	(1,380)	(1,380)	(57)	(1,437)

Balances, March 31, 2022	13,576	$14	$226,919	$(375)	$(203,988)	$22,570	$(4,098)	$18,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss (including noncontrolling interests)	$(1,437)	$(1,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	39	23
Depreciation and amortization	45	199
Amortization of operating lease right-of-use assets	114	129
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue, net	146	405
Inventory	(1,121)	(493)
Prepaid expenses and other current assets	98	299
Accounts payable and accrued expenses	22	(657)
Deferred revenues	(1)	(15)
Operating lease obligations	(184)	(210)
Net cash used in operating activities	(2,279)	(1,990)

Cash flows from investing activities:
Purchase of property and equipment	(5)	(62)
Net cash used in investing activities	(5)	(62)

Cash flows from financing activities:
Principal payments on finance lease obligations	(61)	(148)
Net cash used in financing activities	(61)	(148)

Effect of exchange rate changes on cash	88	(128)

Net decrease in cash	(2,257)	(2,328)
Cash at beginning of period	17,383	10,473
Cash at end of period	$15,126	$8,145

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$44	$36
Cash paid for interest	$2	$5

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements include all adjustments consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim period presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of results for a full fiscal year or any other period.

The accompanying condensed consolidated financial statements for the three months ended March 31, 2022 and 2021 have been prepared by us, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $1.4 million and $1.6 million for the three months ended March 31, 2022 and 2021, respectively, and had an accumulated deficit of approximately $204.0 million and $202.6 million as of March 31, 2022 and December 31, 2021, respectively. In addition, operating activities used cash of approximately $2.3 million and $2.0 million for the three months ended March 31, 2022 and 2021, respectively.

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

In the future, we may require sources of capital in addition to cash on hand to continue operations and to implement our strategy. If our operations do not become cash flow positive, we may be forced to seek equity investments or debt arrangements. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available to us on acceptable terms, or at all, we may be unable to adequately fund our business plans, which could have a negative effect on our business, results of operations and financial condition. If funds are available through the issuance of equity or debt securities, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants on us that could impair our ability to engage in certain business transactions.

We expect revenues will enable us to reduce our operating losses in coming years. In addition, we intend to continue to implement various measures to improve our operational efficiencies. No assurances can be given that management will be successful in meeting its revenue targets and reducing its operating loss.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of Neonode Inc. and its wholly-owned subsidiaries, as well as Pronode Technologies AB, a 51% majority owned subsidiary of Neonode Technologies AB. The remaining 49% of Pronode Technologies AB is owned by 2X Communication AB, located in Gothenburg, Sweden. Pronode Technologies AB was organized to manufacture and sell our touch sensor modules (“TSMs”). All inter-company accounts and transactions have been eliminated in consolidation.

Neonode consolidates entities in which it has a controlling financial interest. We consolidate subsidiaries in which we hold, directly or indirectly, more than 50% of the voting rights.

The condensed consolidated balance sheets at March 31, 2022 and December 31, 2021 and the condensed consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the three months ended March 31, 2022 and 2021 include our accounts and those of our wholly-owned subsidiaries as well as Pronode Technologies AB.

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

Concentration of Cash Balance Risks

Cash balances are maintained at various banks in the United States, Japan, Taiwan and Sweden. For deposits held with financial institutions in the United States, the U.S. Federal Deposit Insurance Corporation provides basic deposit coverage with limits up to $250,000 per owner. The Swedish government provides insurance coverage up to 1,050,000 Krona per customer and covers deposits in all types of accounts. For bank accounts of the category held by Neonode, the Japanese government provides full insurance coverage. The Central Deposit Insurance Corporation in Taiwan provides insurance coverage up to 3,000,000 Taiwan Dollar per customer. At times, deposits held with financial institutions may exceed the amount of insurance provided.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Should all efforts fail to recover the related receivable, we will write off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. Our allowance for doubtful accounts was approximately $79,000 as of March 31, 2022 and December 31, 2021.

Projects in Process

Projects in process consist of costs incurred toward the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our consolidated balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy. There were no costs capitalized to projects in process as of March 31, 2022 and December 31, 2021.

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

Due to the low sell-through of our AirBar products, management has decided to fully reserve work-in-process for AirBar components, as well as AirBar related raw materials. Management has further decided to reserve for a portion of AirBar finished goods, depending on type of AirBar and in which location it is stored. The AirBar inventory reserve was $0.4 million and $0.8 million as of March 31, 2022 and December 31, 2021, respectively.

Raw materials, work-in-process, and finished goods are as follows (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$2,574	$1,446
Work-in-process	-	10
Finished goods	979	1,064
	$3,553	$2,520

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

Right-of-Use Asstes

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

Long-lived Assets

We assess the recoverability of long-lived assets by estimating the future cash flows from the associated assets in accordance with relevant accounting guidance. If the estimated undiscounted future cash flows related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of March 31, 2022, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won and Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Foreign currency translation gains (losses) were $33,000 and $(166,000) during the three months ended March 31, 2022 and 2021, respectively. Gains (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and were $(1,000) during the three months ended March 31, 2022 compared to $82,000 during the same period in 2021.

Concentration of Credit and Business Risks

Our customers are located in the United States, Europe and Asia.

As of March 31, 2022, five of our customers represented approximately 85% of our consolidated accounts receivable and unbilled revenues.

As of December 31, 2021, four of our customers represented approximately 76% of our consolidated accounts receivable and unbilled revenues.

Customers who accounted for 10% or more of our net revenues during the three months ended March 31, 2022 are as follows:

●	Hewlett-Packard Company – 32%

●	Seiko Epson – 17%

●	LG – 15%

●	Alps Alpine – 11%

Customers who accounted for 10% or more of our net revenues during the three months ended March 31, 2021 are as follows:

●	Hewlett-Packard Company – 19%

●	LG – 17%

●	Seiko Epson – 15%

●	Lexmark – 14%

●	Alps Alpine – 13%

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

Explicit return rights are not offered to customers. There have been no returns through March 31, 2022.

Product Sales

We earn revenue from sales of TSM hardware products to our original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and Tier 1 supplier customers, who embed our hardware into their products, and from sales of branded consumer products that incorporate our TSMs that are sold through distributors or directly to end users. These distributors are generally given business terms that allow them to return unsold inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. Our sales agreements generally provide customers with limited rights of return and warranty provisions.

The timing of revenue recognition related to AirBar modules depends upon how each sale is transacted - either point-of-sale or through distributors. We recognize revenue for AirBar modules sold point-of-sale (online sales and other direct sales to customers) when we provide the promised product to the customer.

Because we generally use distributors to provide TSMs and AirBars to our customers, we must analyze the terms of our distributor agreements to determine when control passes from us to our distributors. For sales of TSMs and AirBars sold through distributors, we recognize revenues when our distributors obtain control over our products. Control passes to our distributors when we have a present right to payment for products sold to the distributors, the distributors have legal title to and physical possession of products purchased from us, and the distributors have significant risks and rewards of ownership of products purchased.

Distributors participate in various cooperative marketing and other incentive programs, and we maintain estimated accruals and allowances for these programs. If actual credits received by distributors under these programs were to deviate significantly from our estimates, which are based on historical experience, our revenue could be adversely affected.

Under U.S. GAAP, companies may make reasonable aggregations and approximations of returns data to accurately estimate returns. Our TSM and AirBar returns and warranty experience to date has enabled us to make reasonable returns estimates, which are supported by the fact that our product sales involve homogenous transactions. The reserve for future sales returns is recorded as a reduction of our accounts receivable and revenue and was $64,000 as of March 31, 2022 and $69,000 as of December 31, 2021. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Non-Recurring Engineering

For technology license or TSM contracts that require modification or customization of the underlying technology to adapt the technology to customer use, we determine whether the technology license or TSM, and required engineering consulting services represent separate performance obligations. We perform our analysis on a contract-by-contract basis. If there are separate performance obligations, we determine the standalone selling price (“SSP”) of each separate performance obligation to properly recognize revenue as each performance obligation is satisfied. We provide engineering consulting services to our customers under a signed Statement of Work (“SOW”). Deliverables and payment terms are specified in each SOW. We generally charge an hourly rate for engineering services, and we recognize revenue as engineering services specified in contracts are completed and accepted by our customers. Any upfront payments we receive for future non-recurring engineering services are recorded as contract liabilities until that revenue is earned.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. During the three months ended March 31, 2022 and 2021, no losses related to SOW projects were recorded.

The following tables present the net revenues distribution by geographical area and market for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three months ended March 31, 2022		Three months ended March 31, 2021
	Amount	Percentage	Amount	Percentage
AMER
Net revenues from consumer electronics	$479	97%	$592	86%
Net revenues from distributors and other	14	3%	100	14%
	$493	100%	$692	100%

APAC
Net revenues from automotive	$356	55%	$395	48%
Net revenues from consumer electronics	235	37%	200	24%
Net revenues from distributors and other	50	8%	235	28%
	$641	100%	$830	100%

EMEA
Net revenues from automotive	$88	48%	$114	80%
Net revenues from medical	64	35%	21	14%
Net revenues from distributors and other	32	17%	8	6%
	$184	100%	$143	100%

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

The following table presents accounts receivable and deferred revenues as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Accounts receivable and unbilled revenue, net	$1,142	$1,293
Contract liabilities (deferred revenues)	103	106

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

We do not anticipate impairment of our contract assets related to license fee revenues, given the creditworthiness of our customers whose invoices comprise the balance in that asset account. We will continue to monitor the timeliness of receipts from those customers to assess whether the contract assets have been impaired.

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

Costs to Obtain Contracts

We record the incremental costs of obtaining a contract with a customer as a contract asset, if we expect the benefit of those costs to cover a period greater than one year. We currently have no incremental costs that must be capitalized.

We expense as incurred costs of obtaining a contract when the amortization period of those costs would have been less than or equal to one year.

Product Warranty

The following table summarizes the activity related to the product warranty liability (in thousands):

	March 31, 2022	December 31, 2021
Balance at beginning of period	$36	$25
Provisions for warranty issued	(3)	11
Balance at end of period	$33	$36

The Company accrues for warranty costs as part of its cost of sales of TSMs based on estimated costs. The Company’s products are generally covered by a warranty for a period of 12 months from the customer receipt of the product.

Contract liabilities

Contract liabilities (deferred revenues) consist primarily of prepayments for license fees, and other products or services that we have been paid in advance. We earn the revenue when we transfer control of the product or service. Deferred revenues may also include upfront payments for consulting services to be performed in the future, such as non-recurring engineering services.

We defer license fees until we have met all accounting requirements for revenue recognition, which is when a license is made available to a customer and that customer has a right to use the license. Non-recurring engineering fee revenues are deferred until engineering services have been completed and accepted by our customers.

The following table presents our deferred revenues by source (in thousands):

	March 31, 2022	December 31, 2021
Deferred revenues license fees	$28	$28
Deferred revenues products	64	70
Deferred revenues non-recurring engineering	11	8
	$103	$106

During the three months ended March 31, 2022, the Company recognized revenues of approximately $9,000 related to contract liabilities outstanding at the beginning of the year.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three months ended March 31, 2022 and 2021 amounted to approximately $46,000 and $19,000, respectively.

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

Noncontrolling Interests

We recognize any noncontrolling interest, also known as a minority interest, as a separate line item in stockholders’ equity in the consolidated financial statements. A noncontrolling interest represents the portion of equity ownership in a less-than-wholly owned subsidiary not attributable to us. Generally, any interest that holds less than 50% of the outstanding voting shares is deemed to be a noncontrolling interest; however, there are other factors, such as decision-making rights, that are considered as well. We include the amount of net income (loss) attributable to noncontrolling interests in consolidated net income (loss) on the face of the consolidated statements of operations.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of March 31, 2022 and December 31, 2021. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of March 31, 2022 and December 31, 2021, we had no unrecognized tax benefits.

Net Loss per Share

Net loss per share amounts have been computed based on the weighted average number of shares of common stock outstanding during the three months ended March 31, 2022. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for the three months ended March 31, 2022 and 2021 exclude the potential common stock equivalents, as the effect would be anti-dilutive (see Note 8).

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

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the condensed consolidated statements of operations was as follows:

	Three months ended March 31,
	2022	2021
Swedish Krona	9.34	8.40
Japanese Yen	116.23	106.03
South Korean Won	1205.29	1,114.49
Taiwan Dollar	28.00	28.08

The exchange rate for the condensed consolidated balance sheets was as follows:

	As of
	March 31,	December 31,
	2022	2021
Swedish Krona	9.36	9.03
Japanese Yen	121.59	115.12
South Korean Won	1,214.51	1,190.75
Taiwan Dollar	28.63	27.71

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

Preferred Stock

There were no transactions in our preferred stock during the three months ended March 31, 2022 and 2021. No shares of preferred stock were issued and outstanding as of March 31, 2022.

Warrants

As of March 31, 2022 and December 31, 2021, the Company had outstanding warrants to purchase zero and 431,368 shares of common stock, respectively. During the three months ended March 31, 2022, 431,368 warrants expired and no warrants were exercised.

4. Stock-Based Compensation

We have adopted equity incentive plans for which stock options and restricted stock awards are available to grant to employees, consultants and directors. Except for certain options granted to certain Swedish employees, all employee, consultant and director stock options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the grant date. There are no vesting provisions tied to performance conditions for any options. Vesting for all outstanding option grants is based solely on continued service as an employee, consultant or director. All of our outstanding stock options and restricted stock awards are classified as equity instruments.

Stock Options

During the year ended December 31, 2020, our stockholders approved the Neonode Inc. 2020 Stock Incentive Plan (the “2020 Plan”) which replaced our 2015 Stock Incentive Plan (the “2015 Plan”), which in turn replaced our Neonode Inc. 2006 Equity Incentive Plan (the “2006 Plan”). Although no new awards may be made under the 2006 Plan or 2015 Plan, the 2015 Plan is still operative for awards previously granted under such plan. There are no awards outstanding under the 2006 Plan. Under the 2020 Plan, 750,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2020 Plan are set by our compensation committee at its discretion.

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

For the three months ended March 31, 2022 and 2021, we recognized $39,000 and $23,000, respectively, of stock-based compensation for the amortization of the 2020 LTIP over the respective lock-up periods.

A summary of the combined activity under all of our stock option plans is set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2022	9,500	$26.19
Expired	(7,000)	30.40
Outstanding at March 31, 2022	2,500	$14.40

The aggregate intrinsic value of the 2,500 stock options that are outstanding, vested and expected to vest as of March 31, 2022 was $0.

For the three months ended March 31, 2022 and 2021, we recorded no compensation expense related to the vesting of stock options.

During the three months ended March 31, 2022, we did not grant any options to purchase shares of our common stock to employees or members of our board of directors.

Stock options granted under the 2006, 2015 and 2020 Plans are exercisable over a maximum term of 10 years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

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

Indemnities and Guarantees

Our bylaws require that we indemnify each of our executive officers and directors for certain events or occurrences arising because of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these agreements as of March 31, 2022 and December 31, 2021.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us regarding intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of March 31, 2022 and December 31, 2021.

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

On June 8, 2020, Neonode Smartphone LLC, a subsidiary of Aequitas Technologies LLC filed complaints against Apple and Samsung in the Western District of Texas for infringing two patents. The case against Apple was subsequently transferred to the Northern District of California. Both matters are still ongoing.

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2,000,000 ASICs sold. As of March 31, 2022, we had made no payments to TI under the NN1002 Agreement.

6. Segment Information

We have one reportable segment, which is comprised of the touch technology licensing and products business. We report revenues from external customers based on the country where the customer is located.

The following table presents net revenues by geographic area for the three months ended March 31, 2022 and 2021, respectively (dollars in thousands):

	Three months ended March 31, 2022		Three months ended March 31, 2021
	Amount	Percentage	Amount	Percentage
United States	$493	38%	$693	42%
Japan	387	29%	405	24%
South Korea	203	15%	284	17%
Switzerland	64	5%	21	1%
Germany	57	4%	109	7%
France	36	3%	5	0%
China	20	2%	134	8%
Other	58	4%	14	1%
	$1,318	100%	$1,665	100%

The following table presents our total assets by geographic region as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
United States	$15,369	$17,589
Sweden	5,887	5,353
Asia	51	50
Total	$21,307	$22,922

7. Leases

We have operating leases for our corporate offices and our manufacturing facility, and finance leases for equipment. Our leases have remaining lease terms of two months to two years. One of our primary operating leases includes options to extend the lease for one to three years and the other primary lease includes an option to annually prolong; those operating leases also include options to terminate the leases within one year. Future renewal options that are not likely to be executed as of the balance sheet date are excluded from right-of-use assets and related lease liabilities.

Our operating leases represent building leases for our Stockholm corporate offices and our Kungsbacka manufacturing facility. Our Stockholm corporate office lease has a remaining lease term of under one year and both of our leases are automatically renewed at a cost increase of 2% on an annual basis, unless we provide written notice nine months prior to the respective expiration dates.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating lease cost (1)	$166	$176

Finance lease cost:
Amortization of leased assets	$30	$169
Interest on lease liabilities	2	4
Total finance lease cost	$32	$173

(1)	Includes short-term lease costs of $44,000 and $38,000 for the three months ended March 31, 2022 and 2021, respectively.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$(184)	(210)
Operating cash flows from finance leases	(2)	(4)
Financing cash flows from finance leases	(61)	(148)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-	-

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	$450	$584

Current portion of operating lease obligations	$245	$425
Operating lease liabilities, net of current portion	95	117
Total operating lease liabilities	$340	$542

Finance leases
Property and equipment, at cost	$2,707	$3,463
Accumulated depreciation	(2,472)	(3,199)
Property and equipment, net	$235	$264

Current portion of finance lease obligations	$150	$258
Finance lease liabilities, net of current portion	101	65
Total finance lease liabilities	$251	$323

	March 31, 2022	March 31, 2021
Weighted Average Remaining Lease Term
Operating leases	1.5 years	1.5 years
Finance leases	2.0 years	0.9 years

Weighted Average Discount Rate:
Operating leases (2)	5%	5%
Finance leases	2%	2%

(2)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019

A summary of future minimum payments under non-cancellable operating lease commitments as of March 31, 2022 is as follows (in thousands):

Year ending December 31,	Total
2022 (remaining months)	219
2023	79
2024	59
357
Less imputed interest	(17)
Total lease liabilities	$340
Less current portion	(245)
$95

The following is a schedule of minimum future rentals on the non-cancellable finance leases as of March 31, 2022 (in thousands):

Year ending December 31,	Total
2022 (remaining months)	$126
2023	90
2024	30
2025	11
Total minimum payments required:	257
Less amount representing interest:	(6)
Present value of net minimum lease payments:	251
Less current portion	(150)
$101

8. Net Loss per Share

Basic net loss per common share for the three months ended March 31, 2022 and 2021 was computed by dividing the net loss attributable to common shareholders of Neonode Inc. for the relevant period by the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed by dividing net loss attributable to common shareholders of Neonode Inc. for the relevant period by the weighted average number of shares of common stock and common stock equivalents outstanding.

There were no potentially dilutive common stock equivalents for the three months ended March 31, 2022 and 2021, respectively.

(in thousands, except per share amounts)	Three months ended March 31,
	2022	2021
BASIC AND DILUTED
Weighted average number of common shares outstanding	13,576	11,504
Net loss attributable to Neonode Inc.	$(1,380)	$(1,568)

Net loss per share - basic and diluted	$(0.10)	$(0.14)

9. Subsequent Events

No other subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than as discussed elsewhere in the accompanying notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. For example, statements in this Quarterly Report regarding our plans, strategy and focus areas are forward-looking statements. You can identify some forward-looking statements by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “goal,” “plan,” and similar expressions. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to the impact of the COVID-19 pandemic (including the emergence of vaccine resistant COVID-19 variants), the ongoing war in Ukraine and its impact on the global economy, our history of losses since inception, our dependence on a limited number of customers, our reliance on our customers’ ability to develop and sell products that incorporate our touch technology, the length of a product development and release cycle, our and our customers’ reliance on component suppliers, the difficulty in verifying royalty amounts owed to us, our limited experience manufacturing hardware devices, our ability to remain competitive in response to new technologies, our dependence on key members of our management and development team, the costs to defend, as well as risks of losing, patents and intellectual property rights and our ability to obtain adequate capital to fund future operations. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the date of this Quarterly Report on Form 10-Q. Because actual events or results may differ materially from those discussed in or implied by forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. We do not undertake responsibility to update or revise any of these factors or to announce publicly any revision to forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and consolidated financial statements for the year ended December 31, 2021 included in our most recent Annual Report on Form 10-K.

Neonode Inc., collectively with its subsidiaries, is referred to in this Form 10-Q as “Neonode”, “we”, “us”, “our”, “registrant”, or “Company”.

Overview

Our company provides advanced optical sensing solutions for contactless touch, touch, and gesture sensing. We also provide software solutions for scene analysis that feature advanced machine learning algorithms to detect and track persons and objects in video streams for cameras and other types of imagers. We base our contactless touch, touch, and gesture sensing products and solutions on our zForce technology platform and our scene analysis solutions on our MultiSensing technology platform. We market and sell our solutions to customers in many different markets and segments including, but not limited to, office equipment, automotive, industrial automation, medical, military and avionics.

License Sales

We license our zForce technology to OEMs, ODMs and Tier 1 suppliers who embed our technology into products they develop, manufacture and sell. Since 2010, our licensing customers have sold approximately 86 million devices that use our patented technology.

As of March 31, 2022, we had 34 valid technology license agreements with global OEMs, ODMs and Tier 1 suppliers.

Our licensing customer base is primarily in the automotive and printer segments. Eleven of our licensing customers are currently shipping products that embed our technology. We anticipate current customers will continue to ship products with our technology in 2022 and in future years. We also expect to expand our customer base with a number of new customers who will be looking to ship new products incorporating our zForce and MultiSensing technologies as they complete final product development and release cycles. We typically earn our license fees on a per unit basis when our customers ship products using our technology, but in the future other business models may also be used.

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

Non-recurring engineering services

We also offer non-recurring engineering (“NRE”) services related to application development linked to our TSMs and our zForce and MultiSensing technology platforms on a flat rate or hourly rate basis.

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

Impact of COVID-19

Our near-term growth and overall business have been and are continuing to be adversely impacted by COVID-19 and we expect they will continue to be impacted by the pandemic and its impact on the global economy. Although we have noted additional demand for our TSMs for use in contactless touch products and some increases in sales of licenses, COVID-19 has negatively impacted some of our customers’ businesses and their sales volumes and new development projects and product launches, which, in turn, has impacted our business. Our operations have been and are continuing to be impacted by the pandemic as lockdowns and travel restrictions have forced us to pause business-related travel and our employees to a large extent have and still are working remotely. The extent of the COVID-19 pandemic’s impact on our operational and financial performance going forward will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict at this time. We are continuing to monitor the impact of the COVID-19 pandemic and we may take further actions in response. There is a risk that we will not be successful in mitigating the COVID-19 pandemic’s impact on our business, and our sales may not increase in line with our expectations and our operating margins could fluctuate or decline.

Impact of War in Ukraine

The ongoing war in Ukraine has impacted the global economy as the United States, the UK, the EU, and other countries have imposed broad export controls and financial and economic sanctions against Russia (a large exporter of commodities), Belarus, and specific areas of Ukraine, and may continue to impose additional sanctions or other measures. Russia may impose its own counteractive measures. We do not procure materials directly from Ukraine or Russia, but the war in Ukraine may further exacerbate ongoing supply chain disruptions that are occurring across the globe. While the precise effects on global economies from the war and related sanctions remain uncertain, there has been significant volatility in the financial markets, fluctuations in currency exchange rates, and an increase in energy and commodity prices globally. Should the war continue or escalate, there may be various economic and security consequences including, but not limited to, additional supply shortages of different kinds; further increases in prices of commodities; significant disruptions in logistics infrastructure and telecommunications services; and risks relating to the unavailability of information technology systems and infrastructure. The resulting impacts on the global economy, financial markets, inflation, interest rates, and unemployment, among others, could adversely impact economic and financial conditions, and may disrupt the global economy’s ongoing recovery from the COVID-19 pandemic.

Results of Operations

A summary of our financial results is as follows (in thousands, except percentages):

	Three months ended March 31,		2021 vs 2020
	2022	2021	Variance in Dollars	Variance in Percent
Revenue:
License fees	$1,104	$1,295	$(191)	(14.7)%
Percentage of revenue	83.8%	77.8%
Products	147	355	(208)	(58.6)%
Percentage of revenue	11.2%	21.3%
Non-recurring engineering	$67	$15	$52	346.7%
Percentage of revenue	5.1%	0.9%
Total Revenue	$1,318	$1,665	$(347)	(20.8)%

Cost of Sales:
Products	$51	$270	$(219)	(81.1)%
Percentage of revenue	3.9%	16.2%
Non-recurring engineering	$9	$7	$2	28.6%
Percentage of revenue	0.7%	0.4%
Total Cost of Sales	$60	$277	$(217)	(78.3)%

Total Gross Margin	$1,258	$1,388	$(130)	(9.4)%

Operating Expense:
Research and development	$1,023	$1,142	$(119)	(10.4)%
Percentage of revenue	77.6%	68.6%
Sales and marketing	616	788	(172)	(21.8)%
Percentage of revenue	46.7%	47.3%
General and administrative	1,010	1,087	(77)	(7.1)%
Percentage of revenue	76.6%	65.3%
Total Operating Expenses	$2,649	$3,017	$(368)	(12.2)%
Percentage of revenue	201.0%	181.2%

Operating Loss	$(1,391)	$(1,629)	$238	(14.6)%
Percentage of revenue	(105.5)%	(97.8)%
Interest expense	2	5	(3)	(60.0)%
Percentage of revenue	0.2%	0.3%
Provision (benefit) for income taxes	44	36	8	22.2%
Percentage of revenue	3.3%	2.2%
Less: net loss attributable to noncontrolling interests	57	102	(45)	(44.1)%
Percentage of revenue	4.3%	6.1%
Net loss attributable to Neonode Inc.	$(1,380)	$(1,568)	$188	(12.0)%
Percentage of revenue	(104.7)%	(94.2)%
Net loss per share attributable to Neonode Inc.	$(0.10)	$(0.14)	$(0.04)	(28.6)%

Net Revenues

All of our sales for the three months ended March 31, 2022 and 2021 were to customers located in the United States, Europe and Asia.

The decrease of (20.8)% in total net revenues for the three months ended March 31, 2022 as compared to the same period in 2021 is mainly explained by component shortage within the printer industry and automotive industry and lock-downs in APAC, as a result of the pandemic.

License Fees

The decrease in license fee revenues for the three months ended March 31, 2022 compared to the same period in 2021 is mostly pandemic-related. The component shortage within the printer and automotive industries experienced during the second and third quarters of 2021 as a result of the pandemic reduced production volumes of printers and cars equipped with our new technology.

Product Sales

Revenues from product sales were $0.1 million for the three month ended March 31, 2022 compared to $0.4 million for the same period in 2021. In the first half of 2021 we saw an increase in product sales. In the second half of 2021 and continuing in the first quarter of 2022, product sales were negatively impacted when COVID-19 driven lock-downs were implemented in APAC. Our elevator and kiosks customers in Asia have been first adopters for our contactless touch technology and as expected, most of our initial TSM sales are related to retrofit solutions. New customer equipment launches have much longer product development and production cycles that can take 4 to 18 months or longer.

Non-recurring Engineering Revenues

Most of our non-recurring revenues are related to both hardware and software related customization of our TSMs. Non-recurring revenues increased for the three months ended March 31, 2022 compared to the same period in 2021.

There were no revenues related to Remote Sensing Solutions for the three months ended March 31, 2022.

The following tables presents the net revenues by geographical area and revenue stream for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three months ended March 31, 2022		Three months ended March 31, 2021
	Amount	Percentage	Amount	Percentage
AMER
License fees	$481	98%	$593	86%
Products	12	2%	99	14%
Non-recurring engineering	-	-%	-	-%
	$493	100%	$692	100%

APAC
License fees	$567	88%	$595	72%
Products	57	9%	220	27%
Non-recurring engineering	17	3%	15	1%
	$641	100%	$831	100%

EMEA
License fees	$56	30%	$107	75%
Products	78	43%	36	25%
Non-recurring engineering	50	27%	-	-%
	$184	100%	$143	100%

Gross Margin

Our combined total gross margin was 95% for the three months ended March 31, 2022 and 83% for the three months ended March 31, 2021. For the three months ended March 31, 2022, gross margin related to products was 65% compared to 24% for the same period in 2021.

Our cost of sales includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contracts. Cost of goods sold for TSMs includes fully burdened manufacturing costs, outsourced final assembly costs, and component costs of TSMs.

Research and Development

Research and development (“R&D”) expenses for the three months ended March 31, 2022 were $1.0 million For the same period in 2021, the R&D expenses were $1.1 million. R&D expenses primarily consist of personnel-related costs in addition to external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes. The decrease was primarily related to the move of administrative costs related to production from R&D to general and administrative partly offset by reallocation of overhead costs from general and administrative to R&D.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2022 were $0.6 million. The sales and marketing costs for the same period in 2021 were $0.8 million. The decrease for the three months ended March 31, 2022 were primarily due to lower staff expenses.

Our sales and marketing activities focus on OEM, ODM and Tier 1 customers who will license our technology or purchase and embed our TSMs into their products.

General and Administrative

General and administrative (“G&A”) expenses for the three months ended March 31, 2022 were $1.0 million. The G&A expenses for the three months ended March 31, 2021 were $1.1 million. The decrease was primarily related to a reallocation of overhead costs from G&A to R&D partly offset by the move of administrative costs related to production from R&D to G&A.

Income Taxes

Our effective tax rate was (3)% for the three months ended March 31, 2022 and (2)% for the three months ended March 31, 2021. The negative tax rate is due to withholding taxes from sales. We recorded valuation allowances for the three-month period ended March 31, 2022 and March 31, 2021 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss attributable to Neonode of $1.4 million for the three months ended March 31, 2022 and $1.6 million for the same period in 2021.

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

Contractual Obligations and Commercial Commitments

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC, which is used in our licensed technology. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2 million ASICs sold. As of March 31, 2022, we had made no payments to TI under the NN1002 Agreement.

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

For the three months ended March 31, 2022, we recorded approximately $161,000 for total rent expense. For the three months ended March 31, 2021, we recorded approximately $173,000 for total rent expense, respectively.

See Note 7 – Leases in the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1) for further discussions.

Equipment Subject to Finance Lease

In April 2014, we entered into a lease for certain specialized milling equipment. Under the terms of the lease agreement we are obligated to purchase the equipment at the end of the original six-year lease term for 10% of the original purchase price of the equipment. In accordance with relevant accounting guidance the lease is classified as a finance lease. The lease payments and depreciation period began on July 1, 2014 when the equipment went into service. On July 1, 2020 the lease contract was extended for one year. The implicit interest rate of the extended lease period is 9.85% per annum. The lease expired July 1, 2021 and we paid the residual value.

Between the second and fourth quarters of 2016, we entered into six leases for component production equipment. Under the terms of five of the lease agreements we are obligated to purchase the equipment at the end of the original 3-5 year lease terms for 5-10% of the original purchase price of the equipment. In accordance with relevant accounting guidance the leases are classified as finance leases. The lease payments and depreciation periods began between June and November 2016 when the equipment went into service. The implicit interest rate of the leases is currently approximately 3% per annum. One of the leases is a hire-purchase agreement where the equipment is required to be paid off after five years. In accordance with relevant accounting guidance the lease is classified as a finance lease. The lease payments and depreciation period began on July 1, 2016 when the equipment went into service. The implicit interest rate of the lease is currently approximately 3% per annum. On April 1, 2022, one of lease contracts was extended for three years. The implicit interest rate of the extended lease period is 2.7% per annum.

In 2017, we entered into a lease for component production equipment. Under the terms of the lease agreement the lease will be renewed within one year of the end of the original four-year lease term. In accordance with relevant accounting guidance the lease is classified as a finance lease. The lease payments and depreciation periods began in May 2017 when the equipment went into service. The implicit interest rate of the lease is currently approximately 1.5% per annum. On November 1, 2021 the lease contract was extended for two year. The implicit interest rate of the extended lease period is 1.5% per annum.

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

As of March 31, 2022, we had cash of $15.1 million compared to $17.4 million as of December 31, 2021. Based on our current cash position, and assuming currently planned expenditures and level of operations, we believe we have sufficient capital to fund operations for the twelve-month period subsequent to the date of this Report.

Working capital (current assets less current liabilities) was $17.9 million as of March 31, 2022, compared to $19.1 million as of December 31, 2021.

Net cash used in operating activities for the three months ended March 31, 2022 was $2.3 million and was primarily the result of a net loss of $1.4 million and approximately $0.4 million in non-cash operating expenses, comprised of depreciation and amortization and amortization of operating lease right-of-use assets, partly offset by changes in operating assets and liabilities of $(0.7) million.

Net cash used in operating activities for the three months ended March 31, 2021 was $2.0 million and was primarily the result of a net loss of $1.6 million and approximately $0.2 million in non-cash operating expenses, comprised of stock based compensation expense, depreciation and amortization and amortization of operating lease right-of-use assets.

Accounts receivable and unbilled revenues decreased by approximately $0.1 million as of March 31, 2022 compared to December 31, 2021. This was due to lower revenues.

Inventory increased by approximately $1.1 million during the three months ended March 31, 2022 compared to December 31, 2021, primarily due to purchase of components to secure production in line with estimated product sales.

Net cash used in financing activities of $61,000 and $148,000 during the three months ended March 31, 2022 and 2021, respectively, was the result of principal payments on finance.

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $1.4 million and $1.6 million for the three months ended March 31, 2022 and 2021, respectively, and had an accumulated deficit of approximately $204.0 million and $202.6 million as of March 31, 2022 and December 31, 2021, respectively. In addition, operating activities used cash of approximately $2.3 million and $2.0 million for the three months ended March 31, 2022 and 2021, respectively.

The condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and the repayment of liabilities in the ordinary course of business. Management evaluated the significance of the Company’s operating loss and determined that the Company’s cash position and considering the Company’s current operating plan and other sources of potential capital, including the ATM Facility, would be sufficient to alleviate concerns about the Company’s ability to continue as a going concern.

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

During the twelve months ended December 31, 2021, we sold an aggregate of 235,722 shares of common stock under the ATM Facility, resulting in net proceeds of approximately $1,984,000 after payment of commissions to B. Riley Securities and other expenses of $66,000. During the three month ended March 31, 2022, no shares were sold under the ATM Facility.

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

There have been no other changes from the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 6. Exhibits

Exhibit #	Description
3.1	Restated Certificate of Incorporation of Neonode Inc., dated November 7, 2018 (incorporated by reference to Exhibit 3.14 of the registrant’s quarterly report on Form 10-Q (File No. 001-35526) filed on November 8, 2018)
3.1.1	Certificate of First Amendment to the Restated Certificate of Incorporation of Neonode Inc. (incorporated by reference to Exhibit 3.1.1 of the registrant’s quarterly report on Form 10-Q (File No. 001-35526) filed on August 14, 2019)
3.1.2	Certificate of Second Amendment to the Restated Certificate of Incorporation of Neonode Inc. (incorporated by reference to Exhibit 3.1.2 of the registrant’s quarterly report on Form 10-Q (File No. 001-35526) filed on August 14, 2019)
3.1.3	Certificate of Third Amendment to the Restated Certificate of Incorporation of Neonode Inc. (incorporated by reference to Exhibit 3.1.3 of the registrant’s quarterly report on Form 10-Q (File No. 001-35526) filed on November 10, 2020)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the registrant’s quarterly report (File No. 001-35526) on Form 10-Q filed on November 8, 2018 (file no. 1-35526))
4.1	Description of registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to the registrant’s Form S-3 (No. 333-255964), filed on May 10, 2021)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEONODE INC.

Date: May 11, 2022	By:	/s/ Fredrik Nihlén
Fredrik Nihlén
Chief Financial Officer,
(Principal Financial and Accounting Officer)