Form 10-Q
period 2022-06-30
Neonode Inc.
filed 2022-08-11
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

The number of shares of the registrant’s common stock outstanding as of August 5, 2022 was 13,579,952.

NEONODE INC.

Quarterly Report on Form 10-Q

For the Fiscal Quarter Ended June 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEONODE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$12,426	$17,383
Accounts receivable and unbilled revenues, net	1,095	1,293
Inventory	4,400	2,520
Prepaid expenses and other current assets	536	836
Total current assets	18,457	22,032

Property and equipment, net	351	376
Operating lease right-of-use assets, net	306	584
Total assets	$19,114	$22,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$279	$776
Accrued payroll and employee benefits	1,052	1,037
Accrued expenses	392	371
Contract liabilities	112	106
Current portion of finance lease obligations	133	258
Current portion of operating lease obligations	134	425
Total current liabilities	2,102	2,973

Finance lease obligations, net of current portion	81	65
Operating lease obligations, net of current portion	70	117
Total liabilities	2,253	3,155

Commitments and contingencies

Stockholders’ equity:
Common stock, 25,000,000 shares authorized, with par value of $0.001; 13,579,952 and 13,575,952 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	14	14
Additional paid-in capital	226,964	226,880
Accumulated other comprehensive loss	(334)	(408)
Accumulated deficit	(205,536)	(202,608)
Total Neonode Inc. stockholders’ equity	21,108	23,878
Noncontrolling interests	(4,247)	(4,041)
Total stockholders’ equity	16,861	19,837
Total liabilities and stockholders’ equity	$19,114	$22,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues:
License fees	$953	$1,358	$2,057	$2,653
Products	210	346	357	701
Non-recurring engineering	104	16	171	31
Total revenues	1,267	1,720	2,585	3,385

Cost of revenues:
Products	93	212	144	482
Non-recurring engineering	17	9	26	16
Total cost of revenues	110	221	170	498

Total gross margin	1,157	1,499	2,415	2,887

Operating expenses:
Research and development	1,146	1,379	2,169	2,521
Sales and marketing	644	769	1,260	1,557
General and administrative	1,053	1,147	2,063	2,234

Total operating expenses	2,843	3,295	5,492	6,312
Operating loss	(1,686)	(1,796)	(3,077)	(3,425)

Other income (expense):
Interest expense	(4)	(3)	(6)	(8)
Other income	21	-	21	-
Total other income (expense)	17	(3)	15	(8)

Loss before provision for income taxes	(1,669)	(1,799)	(3,062)	(3,433)

Provision for income taxes	28	37	72	73
Net loss including noncontrolling interests	(1,697)	(1,836)	(3,134)	(3,506)
Less: Net loss attributable to noncontrolling interests	149	179	206	281
Net loss attributable to Neonode Inc.	$(1,548)	$(1,657)	$(2,928)	$(3,225)

Loss per common share:
Basic and diluted loss per share	$(0.11)	$(0.14)	$(0.22)	$(0.28)
Basic and diluted – weighted average number of common shares outstanding	13,578	11,504	13,577	11,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net loss	$(1,697)	$(1,836)	$(3,134)	$(3,506)

Other comprehensive income (loss):
Foreign currency translation adjustments	41	56	74	(110)
Comprehensive loss	(1,656)	(1,780)	(3,060)	(3,616)
Less: Comprehensive loss attributable to noncontrolling interests	149	179	206	281
Comprehensive loss attributable to Neonode Inc.	$(1,507)	$(1,601)	$(2,854)	$(3,335)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

For the Quarter to Date periods ended June 30, 2021 through June 31, 2022

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Neonode Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balances, December 31, 2020	11,504	$12	$211,663	$(404)	$(196,158)	$15,113	$(3,223)	$11,890
Stock-based compensation	-	-	23	-	-	23	-	23
Foreign currency translation adjustment	-	-	-	(166)	-	(166)	-	(166)
Net loss	-	-	-	-	(1,568)	(1,568)	(102)	(1,670)
Balances, March 31, 2021	11,504	$12	$211,686	$(570)	$(197,726)	$13,402	$(3,325)	$10,077
Stock-based compensation	-	-	22	-	-	22	-	22
Foreign currency translation adjustment	-	-	-	56	-	56	-	56
Net loss	-	-	-	-	(1,657)	(1,657)	(179)	(1,836)
Balances, June 30, 2021	11,504	$12	$211,708	$(514)	$(199,383)	$11,823	$(3,504)	$8,319
Issuance of common stock under the ATM, net	94	-	593	-	-	593	-	593
Stock-based compensation	13	-	46	-	-	46	-	46
Foreign currency translation adjustment	-	-	-	(37)	-	(37)	-	(37)
Net loss	-	-	-	-	(1,721)	(1,721)	(135)	(1,856)
Balances, September 30, 2021	11,611	$12	$212,347	$(551)	$(201,104)	$10,704	$(3,639)	$7,065
Issuance of shares for cash, net of offering costs	1,950	2	14,467	-	-	14,469	-	14,469
Stock-based compensation	15	-	66	-	-	66	-	66
Foreign currency translation adjustment	-	-	-	143	-	143	-	143
Net loss	-	-	-	-	(1,504)	(1,504)	(402)	(1,906)
Balances, December 31, 2021	13,576	$14	$226,880	$(408)	$(202,608)	$23,878	$(4,041)	$19,837
Stock-based compensation	-	-	39	-	-	39	-	39
Foreign currency translation adjustment	-	-	-	33	-	33	-	33
Net loss	-	-	-	-	(1,380)	(1,380)	(57)	(1,437)
Balances, March 31, 2022	13,576	$14	$226,919	$(375)	$(203,988)	$22,570	$(4,098)	$18,472
Stock-based compensation	4	-	45	-	-	45	-	45
Foreign currency translation adjustment	-	-	-	41	-	41	-	41
Net loss	-	-	-	-	(1,548)	(1,548)	(149)	(1,697)
Balances, June 30, 2022	13,580	$14	$226,964	$(334)	$(205,536)	$21,108	$(4,247)	$16,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss (including noncontrolling interests)	$(3,134)	$(3,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	84	45
Depreciation and amortization	87	376
Amortization of operating lease right-of-use assets	224	259
Recoveries of bad debt	(79)	-
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue, net	253	511
Inventory	(2,312)	(880)
Prepaid expenses and other current assets	232	481
Accounts payable and accrued expenses	(287)	(343)
Deferred revenues	12	(6)
Operating lease obligations	(294)	(342)
Net cash used in operating activities	(5,214)	(3,405)

Cash flows from investing activities:
Purchase of property and equipment	(47)	(67)
Net cash used in investing activities	(47)	(67)

Cash flows from financing activities:
Principal payments on finance lease obligations	(99)	(295)
Net cash used in financing activities	(99)	(295)

Effect of exchange rate changes on cash	403	(95)

Net decrease in cash	(4,957)	(3,862)
Cash at beginning of period	17,383	10,473
Cash at end of period	$12,426	$6,611

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2	$73
Cash paid for interest	$6	$8

Supplemental disclosure of non-cash investing and financial activities:
Property and equipment obtained in exchange for lease obligations	$24	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements include all adjustments consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim period presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of results for a full fiscal year or any other period.

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021 have been prepared by us, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $1.5 million and $2.9 million and $1.7 million and $3.2 million for the three and six months ended June 30, 2022 and 2021, respectively, and had an accumulated deficit of approximately $205.5 million and $202.6 million as of June 30, 2022 and December 31, 2021, respectively. In addition, operating activities used cash of approximately $5.2 million and $3.4 million for the six months ended June 30, 2022 and 2021, respectively.

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

The condensed consolidated balance sheets at June 30, 2022 and December 31, 2021 and the condensed consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the three and six months ended June 30, 2022 and 2021 include our accounts and those of our wholly-owned subsidiaries as well as Pronode Technologies AB.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Should all efforts fail to recover the related receivable, we will write off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. Our allowance for doubtful accounts was zero and approximately $79,000 as of June 30, 2022 and December 31, 2021, respectively.

Projects in Process

Projects in process consist of costs incurred toward the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our consolidated balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy. There were no costs capitalized to projects in process as of June 30, 2022 and December 31, 2021.

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

Due to the low sell-through of our AirBar products, management has decided to fully reserve work-in-process for AirBar components, as well as AirBar related raw materials. Management has further decided to reserve for a portion of AirBar finished goods, depending on type of AirBar and in which location it is stored. The AirBar inventory reserve was $0.3 million and $0.8 million as of June 30, 2022 and December 31, 2021, respectively.

Raw materials, work-in-process, and finished goods are as follows (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$3,485	$1,446
Work-in-process	-	10
Finished goods	915	1,064
	$4,400	$2,520

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

Long-lived Assets

We assess the recoverability of long-lived assets by estimating the future cash flows from the associated assets in accordance with relevant accounting guidance. If the estimated undiscounted future cash flows related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of June 30, 2022, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won and Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Foreign currency translation gains (losses) were $41,000 and $74,000 and $56,000 and $(110,000) during the three and six months ended June 30, 2022 and 2021, respectively. Gains (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and were $30,000 and $29,000 during the three and six months ended June 30, 2022, respectively, compared to $(54,000) and $28,000 during the same periods in 2021, respectively.

Concentration of Credit and Business Risks

Our customers are located in the United States, Europe and Asia.

As of June 30, 2022, four of our customers represented approximately 69% of our consolidated accounts receivable and unbilled revenues.

As of December 31, 2021, four of our customers represented approximately 76% of our consolidated accounts receivable and unbilled revenues.

Customers who accounted for 10% or more of our net revenues during the three months ended June 30, 2022 are as follows:

●	Hewlett-Packard Company – 24%

●	Seiko Epson Corporation – 19%

●	LG Electronics Inc. – 13%

Customers who accounted for 10% or more of our net revenues during the six months ended June 30, 2022 are as follows:

●	Hewlett-Packard Company – 28%

●	Seiko Epson Corporation – 18%

●	LG Electronics Inc. – 14%

●	Alps Alpine – 10%

Customers who accounted for 10% or more of our net revenues during the three months ended June 30, 2021 are as follows:

●	Hewlett-Packard Company – 30%

●	Seiko Epson Corporation – 17%

●	LG Electronics Inc. – 14%

Customers who accounted for 10% or more of our net revenues during the six months ended June 30, 2021 are as follows:

●	Hewlett-Packard Company – 31%

●	Seiko Epson Corporation – 14%

●	LG Electronics Inc. – 13%

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

Explicit return rights are not offered to customers. There have been no returns through June 30, 2022.

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

Under U.S. GAAP, companies may make reasonable aggregations and approximations of returns data to accurately estimate returns. Our TSM and AirBar returns and warranty experience to date has enabled us to make reasonable returns estimates, which are supported by the fact that our product sales involve homogenous transactions. The reserve for future sales returns is recorded as a reduction of our accounts receivable and revenue and was $61,000 as of June 30, 2022 and $69,000 as of December 31, 2021. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. During the three and six months ended June 30, 2022 and 2021, no losses related to SOW projects were recorded.

The following tables present the net revenues distribution by geographical area and market for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three months ended June 30, 2022		Three months ended June 30, 2021
	Amount	Percentage	Amount	Percentage
AMER
Net revenues from consumer electronics	$365	99%	$569	97%
Net revenues from distributors and other	2	1%	15	3%
	$367	100%	$584	100%

APAC
Net revenues from automotive	$308	54%	$417	42%
Net revenues from consumer electronics	243	42%	292	30%
Net revenues from distributors and other	23	4%	277	28%
	$574	100%	$986	100%

EMEA
Net revenues from automotive	$166	51%	$90	60%
Net revenues from medical	72	22%	53	35%
Net revenues from distributors and other	88	27%	7	5%
	$326	100%	$150	100%

	Six months ended June 30, 2022		Six months ended June 30, 2021
	Amount	Percentage	Amount	Percentage
AMER
Net revenues from consumer electronics	$844	98%	$1,160	91%
Net revenues from distributors and other	16	2%	117	9%
	$860	100%	$1,277	100%

APAC
Net revenues from automotive	$664	55%	$822	45%
Net revenues from consumer electronics	478	39%	492	27%
Net revenues from distributors and other	73	6%	502	28%
	$1,215	100%	$1,816	100%

EMEA
Net revenues from automotive	$254	49%	$204	70%
Net revenues from medical	136	27%	74	25%
Net revenues from distributors and other	120	24%	14	5%
	$510	100%	$292	100%

Significant Judgments

Our contracts with customers may include promises to transfer multiple products and services to a customer, particularly when one of our customers contracts with us for a product and related engineering services for customizing that product for our customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately may require significant judgment. Judgment may also be required to determine the SSP for each distinct performance obligation identified, although we generally structure our contracts such that performance obligations and pricing for each performance obligation are specifically addressed. We currently have no outstanding contracts with multiple performance obligations; however, we recently negotiated a contract that may include multiple performance obligations in the future.

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

The following table presents accounts receivable and deferred revenues as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Accounts receivable and unbilled revenue, net	$1,095	$1,293
Contract liabilities (deferred revenues)	112	106

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

We expense as incurred costs of obtaining a contract when the amortization period of those costs would have been less than or equal to one year.

Product Warranty

The following table summarizes the activity related to the product warranty liability (in thousands):

	June 30, 2022	December 31, 2021
Balance at beginning of period	$36	$25
Provisions for warranty issued	(5)	11
Balance at end of period	$31	$36

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

The following table presents our deferred revenues by source (in thousands):

	June 30, 2022	December 31, 2021
Deferred revenues license fees	$28	$28
Deferred revenues products	61	70
Deferred revenues non-recurring engineering	23	8
	$112	$106

During the three and six months ended June 30, 2022, the Company recognized revenues of approximately $7,000 and $16,000, respectively, related to contract liabilities outstanding at the beginning of the year.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three and six months ended June 30, 2022 and 2021 amounted to approximately $38,000 and $84,000 and $39,000 and $58,000, respectively.

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

Noncontrolling Interests

We recognize any noncontrolling interest, also known as a minority interest, as a separate line item in stockholders’ equity in the condensed consolidated financial statements. A noncontrolling interest represents the portion of equity ownership in a less-than-wholly owned subsidiary not attributable to us. Generally, any interest that holds less than 50% of the outstanding voting shares is deemed to be a noncontrolling interest; however, there are other factors, such as decision-making rights, that are considered as well. We include the amount of net income (loss) attributable to noncontrolling interests in consolidated net income (loss) on the face of the condensed consolidated statements of operations.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of June 30, 2022 and December 31, 2021. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of June 30, 2022 and December 31, 2021, we had no unrecognized tax benefits.

Net Loss per Share

Net loss per share amounts have been computed based on the weighted average number of shares of common stock outstanding during the three and six months ended June 30, 2022. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for the three and six months ended June 30, 2022 and 2021 exclude the potential common stock equivalents, as the effect would be anti-dilutive (see Note 8).

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

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the condensed consolidated statements of operations was as follows:

	Six months ended June 30,
	2022	2021
Swedish Krona	9.59	8.41
Japanese Yen	123.07	107.73
South Korean Won	1,232.97	1,117.81
Taiwan Dollar	28.73	28.02

The exchange rate for the condensed consolidated balance sheets was as follows:

	As of
	June 30,	December 31,
	2022	2021
Swedish Krona	10.21	9.03
Japanese Yen	135.63	115.12
South Korean Won	1,288.33	1,190.75
Taiwan Dollar	29.71	27.71

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

Common Stock

As of June 30, 2022 and December 31, 2021, our Restated Certificate of Incorporation, as amended, authorized us to issue up to 25,000,000 shares of common stock, par value $0.001 per share.

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

On May 20, 2022, we issued 4,000 shares of our common stock to a director pursuant to the Neonode Inc. 2020 Stock Incentive Plan (the “2020 Plan”) (see Note 4).

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

Preferred Stock

As of June 30, 2022 and December 31, 2021, our Restated Certificate of Incorporation, as amended, authorized us to issue up to 1,000,000 shares of preferred stock, par value $0.001 per share.

There were no transactions in our preferred stock during the three and six months ended June 30, 2022 and 2021. No shares of preferred stock were issued and outstanding as of June 30, 2022.

Warrants

As of June 30, 2022 and December 31, 2021, the Company had outstanding warrants to purchase zero and 431,368 shares of common stock, respectively. During the six months ended June 30, 2022, 431,368 warrants expired and no warrants were exercised.

4. Stock-Based Compensation

We have adopted equity incentive plans for which stock options and restricted stock awards are available for grants to employees, consultants and directors. Except for certain options granted to certain Swedish employees, all employee, consultant and director stock options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the grant date. There are no vesting provisions tied to performance conditions for any options. Vesting for all outstanding option grants is based solely on continued service as an employee, consultant or director. All of our outstanding stock options and restricted stock awards are classified as equity instruments.

Stock Options

During the year ended December 31, 2020, our stockholders approved the 2020 Plan which replaced our 2015 Stock Incentive Plan (the “2015 Plan”), which in turn replaced our Neonode Inc. 2006 Equity Incentive Plan (the “2006 Plan”). Although no new awards may be made under the 2006 Plan or 2015 Plan, the 2015 Plan is still operative for awards previously granted under such plan. There are no awards outstanding under the 2006 Plan. Under the 2020 Plan, 750,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2020 Plan are set by our compensation committee at its discretion.

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

On May 20, 2022, we issued 4,000 shares of common stock to a director pursuant to the 2020 Plan. The shares were immediately vested but subject to a two-year lock-up period after issuance. In the event the participant’s employment with the Company is terminated by the participant during the two-year lock-up period, the Company will repurchase the shares at a price equal to 30% of the lower of market value at issuance and the termination date. The Company has reported and paid Swedish social charges of $5,000 for the issued shares but only 30% of the stock-based compensation (totaling $5,000) was recognized immediately in the consolidated statements of operations for the three and six months ended June 30, 2022, with the remainder to be recognized ratably over the two-year lock-up period.

For the three and six months ended June 30, 2022 and 2021, we recognized $45,000 and $84,000 and $22,000 and $45,000, respectively, of stock-based compensation for the amortization of the 2020 LTIP and 2020 Plan over the respective lock-up periods.

A summary of the combined activity under all of our stock option plans is set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2022	9,500	$26.19
Expired	(7,000)	30.40
Outstanding at June 30, 2022	2,500	$14.40

The aggregate intrinsic value of the 2,500 stock options that are outstanding, vested and expected to vest as of June 30, 2022 was $0.

For the three and six months ended June 30, 2022 and 2021, we recorded no compensation expense related to the vesting of stock options.

During the three and six months ended June 30, 2022, we did not grant any options to purchase shares of our common stock to employees or members of our board of directors.

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

Indemnities and Guarantees

Our bylaws require that we indemnify each of our executive officers and directors for certain events or occurrences arising because of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these agreements as of June 30, 2022 and December 31, 2021.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us regarding intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of June 30, 2022 and December 31, 2021.

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

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2,000,000 ASICs sold. As of June 30, 2022, we had made no payments to TI under the NN1002 Agreement.

6. Segment Information

We have one reportable segment, which is comprised of the touch technology licensing and products business. We report revenues from external customers based on the country where the customer is located.

The following table presents net revenues by geographic area for the three and six months ended June 30, 2022 and 2021, respectively (dollars in thousands):

	Three months ended June 30, 2022		Three months ended June 30, 2021
	Amount	Percentage	Amount	Percentage
Japan	$395	31%	$604	35%
United States	367	29%	582	34%
South Korea	164	13%	236	14%
France	109	9%	-	-%
Sweden	84	7%	7	-%
Switzerland	72	6%	53	3%
Germany	61	4%	89	5%
China	11	1%	148	9%
Other	4	-%	1	-%
	$1,267	100%	$1,720	100%

	Six months ended June 30, 2022		Six months ended June 30, 2021
	Amount	Percentage	Amount	Percentage
United States	$860	33%	1,275	38%
Japan	782	30%	$1,009	30%
South Korea	367	14%	520	16%
France	145	6%	5	-%
Switzerland	136	6%	74	2%
Germany	118	5%	198	6%
Sweden	84	3%	16	-%
China	31	1%	282	8%
Other	62	2%	6	-%
	$2,585	100%	$3,385	100%

The following table presents our total assets by geographic region as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
United States	$12,784	$17,589
Sweden	6,290	5,353
Asia	40	50
Total	$19,114	$22,922

7. Leases

We have operating leases for our corporate offices and our manufacturing facility, and finance leases for equipment. Our leases have remaining lease terms of two months to three years. One of our primary operating leases includes options to extend the lease for one to three years and the other primary lease includes an option to annually prolong; those operating leases also include options to terminate the leases within one year. Future renewal options that are not likely to be executed as of the balance sheet date are excluded from right-of-use assets and related lease liabilities.

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

The components of lease expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating lease cost (1)	$152	$179	$318	$355

Finance lease cost:
Amortization of leased assets	27	147	57	316
Interest on lease liabilities	4	4	6	8
Total finance lease cost	31	151	63	324

(1)	Includes short-term lease costs of $37,000 and $81,000 and $38,000 and $76,000 for the three and six months ended June 30, 2022 and 2021, respectively.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$(110)	$(132)	$(294)	$(342)
Operating cash flows from finance leases	(4)	(4)	(6)	(8)
Financing cash flows from finance leases	(38)	(147)	(99)	(295)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-	-	-	-

Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	$306	$584

Current portion of operating lease obligations	$134	$425
Operating lease liabilities, net of current portion	70	117
Total operating lease liabilities	$204	$542

Finance leases
Property and equipment, at cost	$2,468	$3,463
Accumulated depreciation	(2,234)	(3,199)
Property and equipment, net	$234	$264

Current portion of finance lease obligations	$133	$258
Finance lease liabilities, net of current portion	81	65
Total finance lease liabilities	$214	$323

	June 30, 2022	December 31, 2021
Weighted Average Remaining Lease Term
Operating leases	1.4 years	1.6 years
Finance leases	1.9 years	1.0 years

Weighted Average Discount Rate:
Operating leases (2)	5%	5%
Finance leases	2%	2%

(2)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019

A summary of future minimum payments under non-cancellable operating lease commitments as of June 30, 2022 is as follows (in thousands):

Year ending December 31,	Total
2022 (remaining months)	88
2023	72
2024	54
214
Less imputed interest	(10)
Total lease liabilities	$204
Less current portion	(134)
$70

The following is a schedule of minimum future rentals on the non-cancellable finance leases as of June 30, 2022 (in thousands):

Year ending December 31,	Total
2022 (remaining months)	$82
2023	90
2024	35
2025	12
Total minimum payments required:	219
Less amount representing interest:	(5)
Present value of net minimum lease payments:	214
Less current portion	(133)
$81

8. Net Loss per Share

Basic net loss per common share for the three and six months ended June 30, 2022 and 2021 was computed by dividing the net loss attributable to common shareholders of Neonode Inc. for the relevant period by the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed by dividing net loss attributable to common shareholders of Neonode Inc. for the relevant period by the weighted average number of shares of common stock and common stock equivalents outstanding.

There were no potentially dilutive common stock equivalents for the three and six months ended June 30, 2022 and 2021, respectively.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
BASIC AND DILUTED
Weighted average number of common shares outstanding	13,578	11,504	13,577	11,504
Net loss attributable to Neonode Inc.	$(1,548)	$(1,657)	$(2,928)	$(3,225)

Net loss per share - basic and diluted	$(0.11)	$(0.14)	$(0.22)	$(0.28)

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

License Sales

We license our zForce technology to OEMs, ODMs and Tier 1 suppliers who embed our technology into products they develop, manufacture and sell. Since 2010, our licensing customers have sold approximately 87 million devices that use our patented technology.

As of June 30, 2022, we had 34 valid technology license agreements with global OEMs, ODMs and Tier 1 suppliers.

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

Impact of COVID-19

Our near-term growth and overall business have been and are continuing to be adversely impacted by COVID-19 and we expect they will continue to be impacted by the pandemic and its impact on the global economy. Although we have noted additional demand for our TSMs for use in contactless touch products and some increases in sales of licenses, COVID-19 has negatively impacted some of our customers’ businesses and their sales volumes and new development projects and product launches, which, in turn, has impacted our business. Our operations have as also been impacted by lockdowns and travel restrictions, which forced us to pause business-related travel and caused a majority of our employees to begin working remotely. In the second quarter of 2022, however, as lockdowns and travel restrictions continued to be lifted, we began to resume business-related travel and more and more of our employees are now returning to the office.. The extent of the COVID-19 pandemic’s impact on our operational and financial performance going forward will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict at this time. We are continuing to monitor the impact of the COVID-19 pandemic and we may take further actions in response. There is a risk that we will not be successful in mitigating the COVID-19 pandemic’s impact on our business, and our sales may not increase in line with our expectations and our operating margins could fluctuate or decline.

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

Results of Operations

A summary of our financial results is as follows (in thousands, except percentages):

	Three months ended June 30,		2022 vs 2021
	2022	2021	Variance in Dollars	Variance in Percent
Revenue:
License fees	$953	$1,358	$(405)	(29.8)%
Percentage of revenue	75.2%	79.0%
Products	210	346	(136)	(39.3)%
Percentage of revenue	16.6%	20.1%
Non-recurring engineering	$104	$16	$88	550.0%
Percentage of revenue	8.2%	0.9%
Total Revenue	$1,267	$1,720	$(453)	(26.3)%

Cost of Sales:
Products	$93	$212	$(119)	(56.1)%
Percentage of revenue	7.3%	12.3%
Non-recurring engineering	$17	$9	$8	88.9%
Percentage of revenue	1.3%	0.5%
Total Cost of Sales	$110	$221	$(111)	(50.2)%

Total Gross Margin	$1,157	$1,499	$(342)	(22.8)%

Operating Expense:
Research and development	$1,146	$1,379	$(233)	(16.9)%
Percentage of revenue	90.4%	80.2%
Sales and marketing	644	769	(125)	(16.3)%
Percentage of revenue	50.8%	44.7%
General and administrative	1,053	1,147	(94)	(8.2)%
Percentage of revenue	83.1%	66.7%
Total Operating Expenses	$2,843	$3,295	$(452)	(13.7)%
Percentage of revenue	224.4%	191.6%

Operating Loss	$(1,686)	$(1,796)	$110	(6.1)%
Percentage of revenue	(133.1)%	(104.4)%
Interest expense	(4)	(3)	(1)	33.3%
Percentage of revenue	(0.3)%	(0.2)%
Other income	21	-	21	100.0%
Percentage of revenue	1.7%	-%
Provision (benefit) for income taxes	28	37	(9)	(24.3)%
Percentage of revenue	2.2%	2.2%
Less: net loss attributable to noncontrolling interests	149	179	(30)	(16.8)%
Percentage of revenue	11.8%	10.4%
Net loss attributable to Neonode Inc.	$(1,548)	$(1,657)	$109	(6.6)%
Percentage of revenue	(122.2)%	(96.3)%
Net loss per share attributable to Neonode Inc.	$(0.11)	$(0.14)	$(0.03)	(21.4)%

	Six months ended June 30,		2022 vs 2021
	2022	2021	Variance in Dollars	Variance in Percent
Revenue:
License fees	$2,057	$2,653	$(596)	(22.5)%
Percentage of revenue	79.6%	78.4%
Products	357	701	(344)	(49.1)%
Percentage of revenue	13.8%	20.7%
Non-recurring engineering	$171	$31	$140	451.6%
Percentage of revenue	6.6%	0.9%
Total Revenue	$2,585	$3,385	$(800)	(23.6)%

Cost of Sales:
Products	$144	$482	$(338)	(70.1)%
Percentage of revenue	5.6%	14.2%
Non-recurring engineering	$26	$16	$10	62.5%
Percentage of revenue	1.0%	0.5%
Total Cost of Sales	$170	$498	$(328)	(65.9)%

Total Gross Margin	$2,415	$2,887	$(472)	(16.3)%

Operating Expense:
Research and development	$2,169	$2,521	$(352)	(14.0)%
Percentage of revenue	83.9%	74.5%
Sales and marketing	1,260	1,557	(297)	(19.1)%
Percentage of revenue	48.7%	46.0%
General and administrative	2,063	2,234	(171)	(7.7)%
Percentage of revenue	79.8%	66.0%
Total Operating Expenses	$5,492	$6,312	$(820)	(13.0)%
Percentage of revenue	212.5%	186.5%

Operating Loss	$(3,077)	$(3,425)	$348	(10.2)%
Percentage of revenue	(119.0)%	(101.2)%
Interest expense	(6)	(8)	2	(25.0)%
Percentage of revenue	(0.2)%	(0.2)%
Other income	21	-	21	100.0%
Percentage of revenue	0.8%	-%
Provision (benefit) for income taxes	72	73	(1)	(1.4)%
Percentage of revenue	2.8%	2.2%
Less: net loss attributable to noncontrolling interests	206	281	(75)	(26.7)%
Percentage of revenue	8.0%	8.3%
Net loss attributable to Neonode Inc.	$(2,928)	$(3,225)	$297	(9.2)%
Percentage of revenue	(113.3)%	(95.3)%
Net loss per share attributable to Neonode Inc.	$(0.22)	$(0.28)	$(0.06)	(21.4)%

Net Revenues

All of our sales for the three and six months ended June 30, 2022 and 2021 were to customers located in the United States, Europe and Asia.

The decrease of 26.3% and 23.6% in total net revenues for the three and six months ended June 30, 2022 as compared to the same period in 2021 is mainly explained by component shortage within the printer industry and automotive industry and lock-downs in APAC, as a result of the pandemic.

License Fees

The decrease in license fee revenues for the three and six months ended June 30, 2022 compared to the same period in 2021 is mainly pandemic-related. The component shortage within the printer and automotive industries, as a result of the pandemic, has continued as well as reduced production volumes of printers and cars equipped with our new technology.

Product Sales

Revenues from product sales were $0.2 million and $0.4 million for the three and six month ended June 30, 2022 compared to $0.3 million and $0.7 million for the same periods in 2021. In the first half of 2021 several early adopters of our technology developed and launched retrofit solutions, which affected our TSM sales positively during this period. However, our product sales for the second quarter of 2022 continue to be negatively impacted by COVID-19 driven lock-downs in Asia and we are also affected by the comparatively long development and launch periods, often 12 to 18 months, or longer, for customer new equipment solutions, which slow down our sales growth.

Non-recurring Engineering Revenues

Most of our non-recurring revenues are related to both hardware and software related customization of our TSMs. Non-recurring revenues increased for the three and six months ended June 30, 2022 compared to the same periods in 2021.

Revenues related to Remote Sensing Solutions were recognized for the first time for the three months ended June 30, 2022 and were $0.1 million.

The following tables presents the net revenues by geographical area and revenue stream for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three months ended June 30, 2022		Three months ended June 30, 2021
	Amount	Percentage	Amount	Percentage
AMER
License fees	$365	100%	$569	97%
Products	1	-%	15	3%
Non-recurring engineering	1	-%	-	-%
	$367	100%	$584	100%

APAC
License fees	$528	92%	$706	71%
Products	22	4%	264	27%
Non-recurring engineering	24	4%	16	2%
	$574	100%	$986	100%

EMEA
License fees	$60	18%	$83	55%
Products	187	57%	67	45%
Non-recurring engineering	79	25%	-	-%
	$326	100%	$150	100%

	Six months ended June 30, 2022		Six months ended June 30, 2021
	Amount	Percentage	Amount	Percentage
AMER
License fees	$846	98%	$1,160	91%
Products	13	2%	117	9%
Non-recurring engineering	1	-%	-	-%
	$860	100%	$1,277	100%

APAC
License fees	$1,095	90%	$1,304	72%
Products	79	7%	481	26%
Non-recurring engineering	41	3%	31	2%
	$1,215	100%	$1,816	100%

EMEA
License fees	$116	23%	$189	65%
Products	265	52%	103	35%
Non-recurring engineering	129	25%	-	-%
	$510	100%	$292	100%

Gross Margin

Our combined total gross margin was 93% and 94% for the three and six months ended June 30, 2022, respectively, and 87% and 85% for the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2022, gross margin related to products was 63% and 64%, respectively, compared to 39% and 31% for the same periods in 2021, respectively.

Our cost of sales includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contracts. Cost of goods sold for TSMs includes fully burdened manufacturing costs, outsourced final assembly costs, and component costs of TSMs.

Research and Development

Research and development (“R&D”) expenses for the three and six months ended June 30, 2022 were $1.1 million and $2.2 million, respectively. For the same periods in 2021, the R&D expenses were $1.4 million and $2.5 million, respectively. R&D expenses primarily consist of personnel-related costs in addition to external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes. The decreases were primarily related to the move of administrative costs related to production from R&D to general and administrative partly offset by reallocation of overhead costs from general and administrative to R&D.

Sales and Marketing

Sales and marketing expenses for the three and six months ended June 30, 2022 were $0.6 million and $1.3 million, respectively. The sales and marketing costs for the same periods in 2021 were $0.8 million and $1.6 million, respectively. The decrease for the three and six months ended June 30, 2022 were primarily due to lower staff expenses.

Our sales and marketing activities focus on OEM, ODM and Tier 1 customers who will license our technology or purchase and embed our TSMs into their products.

General and Administrative

General and administrative (“G&A”) expenses for the three and six months ended June 30, 2022 were $1.1 million and $2.1 million, respectively. The G&A expenses for the three and six months ended June 30, 2021 were $1.1 million and $2.2 million, respectively. The decrease was primarily related to decrease in depreciation.

Income Taxes

Our effective tax rate was (2)% and (2)% for the three and six months ended June 30, 2022, respectively, and (2)% and (2)% for the three and six months ended June 30, 2021, respectively. The negative tax rate is due to withholding taxes from sales. We recorded valuation allowances for the three and six-month periods ended June 30, 2022 and June 30, 2021 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss attributable to Neonode of $1.5 million and $2.9 million for the three and six months ended June 30, 2022, respectively, compared to $1.7 million and $3.2 million for the same periods in 2021, respectively.

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

Contractual Obligations and Commercial Commitments

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC, which is used in our licensed technology. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2 million ASICs sold. As of June 30, 2022, we had made no payments to TI under the NN1002 Agreement.

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

For the three and six months ended June 30, 2022, we recorded approximately $146,000 and $307,000 for total rent expense. For the three and six months ended June 30, 2021, we recorded approximately $171,000 and $344,000 for total rent expense, respectively.

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

In 2017, we entered into a lease for component production equipment. Under the terms of the lease agreement the lease will be renewed within one year of the end of the original four-year lease term. In accordance with relevant accounting guidance the lease is classified as a finance lease. The lease payments and depreciation periods began in May 2017 when the equipment went into service. The implicit interest rate of the lease is currently approximately 1.5% per annum. On November 1, 2021 the lease contract was extended for two years. The implicit interest rate of the extended lease period is 1.5% per annum.

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

During the three month ended June 30, 2022, we entered into a lease for soundproof office pods. Under the terms of the agreement, the lease will be renewed within one year of the original three-year lease term. In accordance with relevant accounting guidance the lease is classified as a finance lease. The lease payments and depreciation periods began in May 2022 when the equipment went into service. The implicit interest rate of the lease is currently approximately 3.0% per annum.

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

As of June 30, 2022, we had cash of $12.4 million compared to $17.4 million as of December 31, 2021. Based on our current cash position, and assuming currently planned expenditures and level of operations, we believe we have sufficient capital to fund operations for the twelve-month period subsequent to the date of this Report.

Working capital (current assets less current liabilities) was $16.4 million as of June 30, 2022, compared to $19.1 million as of December 31, 2021.

Net cash used in operating activities for the six months ended June 30, 2022 was $5.2 million and was primarily the result of a net loss of $3.1 million and approximately $0.3 million in non-cash operating expenses, comprised of depreciation and amortization and amortization of operating lease right-of-use assets and recoveries of bad debt, and changes in operating assets and liabilities of $(2.4) million.

Net cash used in operating activities for the six months ended June 30, 2021 was $3.4 million and was primarily the result of a net loss of $3.5 million and approximately $0.7 million in non-cash operating expenses, comprised of depreciation and amortization and amortization of operating lease right-of-use assets, partly offset by changes in operating assets and liabilities of $(0.6) million.

Accounts receivable and unbilled revenues decreased by approximately $0.3 million as of June 30, 2022 compared to December 31, 2021. This was due to lower revenues.

Inventory increased by approximately $2.3 million during the six months ended June 30, 2022 compared to December 31, 2021, primarily due to purchase of components to secure production in line with estimated product sales.

Net cash used in financing activities of $0.1 million and $0.3 million during the six months ended June 31, 2022 and 2021, respectively, was the result of principal payments on finance lease obligations.

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $1.5 million and $2.9 million and $1.7 million and $3.2 million for the three and six months ended June 30, 2022 and 2021, respectively, and had an accumulated deficit of approximately $205.5 million and $202.6 million as of June 30, 2022 and December 31, 2021, respectively. In addition, operating activities used cash of approximately $5.2 million and $3.4 million for the six months ended June 31, 2022 and 2021, respectively.

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

During the twelve months ended December 31, 2021, we sold an aggregate of 235,722 shares of common stock under the ATM Facility, resulting in net proceeds of approximately $1,984,000 after payment of commissions to B. Riley Securities and other expenses of $66,000. During the six month ended June 30, 2022, no shares were sold under the ATM Facility.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 6. Exhibits

Exhibit #	Description
3.1	Restated Certificate of Incorporation of Neonode Inc., dated November 7, 2018 (incorporated by reference to Exhibit 3.14 of the registrant’s quarterly report on Form 10-Q (File No. 001-35526) filed on November 8, 2018)
3.1.1	Certificate of First Amendment to the Restated Certificate of Incorporation of Neonode Inc. (incorporated by reference to Exhibit 3.1.1 of the registrant’s quarterly report on Form 10-Q (File No. 001-35526) filed on August 14, 2019)
3.1.2	Certificate of Second Amendment to the Restated Certificate of Incorporation of Neonode Inc. (incorporated by reference to Exhibit 3.1.2 of the registrant’s quarterly report on Form 10-Q (File No. 001-35526) filed on August 14, 2019)
3.1.3	Certificate of Third Amendment to the Restated Certificate of Incorporation of Neonode Inc. (incorporated by reference to Exhibit 3.1.3 of the registrant’s quarterly report on Form 10-Q (File No. 001-35526) filed on November 10, 2020)
3.2	Bylaws (incorporated by reference to Exhibit 3.1 of the registrant’s current report on Form 8-K (File No. 001-35526) filed on July 27, 2022
4.1	Description of registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to the registrant’s Form S-3 (No. 333-255964), filed on May 10, 2021)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEONODE INC.

Date: August 11, 2022	By:	/s/ Fredrik Nihlén
Fredrik Nihlén
Chief Financial Officer,
(Principal Financial and Accounting Officer)