Form 10-Q
period 2022-09-30
Neonode Inc.
filed 2022-11-10
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

The number of shares of the registrant’s common stock outstanding as of November 7, 2022 was 13,570,322.

NEONODE INC.

Quarterly Report on Form 10-Q

For the Fiscal Quarter Ended September 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEONODE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$11,302	$17,383
Accounts receivable and unbilled revenues, net	1,014	1,293
Inventory	4,342	2,520
Prepaid expenses and other current assets	671	836
Total current assets	17,329	22,032

Property and equipment, net	281	376
Operating lease right-of-use assets, net	182	584
Total assets	$17,792	$22,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$357	$776
Accrued payroll and employee benefits	800	1,037
Accrued expenses	316	371
Contract liabilities	92	106
Current portion of finance lease obligations	109	258
Current portion of operating lease obligations	127	425
Total current liabilities	1,801	2,973

Finance lease obligations, net of current portion	52	65
Operating lease obligations, net of current portion	49	117
Total liabilities	1,902	3,155

Commitments and contingencies

Stockholders’ equity:
Common stock, 25,000,000 shares authorized, with par value of $0.001; 13,569,700 and 13,575,952 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	14	14
Additional paid-in capital	226,957	226,880
Accumulated other comprehensive loss	(304)	(408)
Accumulated deficit	(206,336)	(202,608)
Total Neonode Inc. stockholders’ equity	20,331	23,878
Noncontrolling interests	(4,441)	(4,041)
Total stockholders’ equity	15,890	19,837
Total liabilities and stockholders’ equity	$17,792	$22,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues:
License fees	$1,045	$821	$3,102	$3,474
Products	155	136	512	837
Non-recurring engineering	16	5	187	36
Total revenues	1,216	962	3,801	4,347

Cost of revenues:
Products	80	98	224	580
Non-recurring engineering	(2)	1	24	17
Total cost of revenues	78	99	248	597

Total gross margin	1,138	863	3,553	3,750

Operating expenses:
Research and development	792	1,015	2,961	3,536
Sales and marketing	348	640	1,608	2,197
General and administrative	960	1,030	3,023	3,264

Total operating expenses	2,100	2,685	7,592	8,997
Operating loss	(962)	(1,822)	(4,039)	(5,247)

Other income (expense):
Interest expense	-	(3)	(6)	(11)
Other income	-	-	21	-
Total other income (expense)	-	(3)	15	(11)

Loss before provision for income taxes	(962)	(1,825)	(4,024)	(5,258)

Provision for income taxes	32	31	104	104
Net loss including noncontrolling interests	(994)	(1,856)	(4,128)	(5,362)
Less: Net loss attributable to noncontrolling interests	194	135	400	416
Net loss attributable to Neonode Inc.	$(800)	$(1,721)	$(3,728)	$(4,946)

Loss per common share:
Basic and diluted loss per share	$(0.06)	$(0.15)	$(0.27)	$(0.43)
Basic and diluted – weighted average number of common shares outstanding	13,580	11,542	13,577	11,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net loss	$(994)	$(1,856)	$(4,128)	$(5,362)

Other comprehensive income (loss):
Foreign currency translation adjustments	30	(37)	104	(147)
Comprehensive loss	(964)	(1,893)	(4,024)	(5,509)
Less: Comprehensive loss attributable to noncontrolling interests	194	135	400	416
Comprehensive loss attributable to Neonode Inc.	$(770)	$(1,758)	$(3,624)	$(5,093)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

For the Quarter to Date periods ended September 30, 2021 through September 30, 2022

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Neonode Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balances, December 31, 2020	11,504	$12	$211,663	$(404)	$(196,158)	$15,113	$(3,223)	$11,890
Stock-based compensation	-	-	23	-	-	23	-	23
Foreign currency translation adjustment	-	-	-	(166)	-	(166)	-	(166)
Net loss	-	-	-	-	(1,568)	(1,568)	(102)	(1,670)
Balances, March 31, 2021	11,504	$12	$211,686	$(570)	$(197,726)	$13,402	$(3,325)	$10,077
Stock-based compensation	-	-	22	-	-	22	-	22
Foreign currency translation adjustment	-	-	-	56	-	56	-	56
Net loss	-	-	-	-	(1,657)	(1,657)	(179)	(1,836)
Balances, June 30, 2021	11,504	$12	$211,708	$(514)	$(199,383)	$11,823	$(3,504)	$8,319
Issuance of common stock under the ATM, net	94	-	593	-	-	593	-	593
Stock-based compensation	13	-	46	-	-	46	-	46
Foreign currency translation adjustment	-	-	-	(37)	-	(37)	-	(37)
Net loss	-	-	-	-	(1,721)	(1,721)	(135)	(1,856)
Balances, September 30, 2021	11,611	$12	$212,347	$(551)	$(201,104)	$10,704	$(3,639)	$7,065
Issuance of shares for cash, net of offering costs	1,950	2	14,467	-	-	14,469	-	14,469
Stock-based compensation	15	-	66	-	-	66	-	66
Foreign currency translation adjustment	-	-	-	143	-	143	-	143
Net loss	-	-	-	-	(1,504)	(1,504)	(402)	(1,906)
Balances, December 31, 2021	13,576	$14	$226,880	$(408)	$(202,608)	$23,878	$(4,041)	$19,837
Stock-based compensation	-	-	39	-	-	39	-	39
Foreign currency translation adjustment	-	-	-	33	-	33	-	33
Net loss	-	-	-	-	(1,380)	(1,380)	(57)	(1,437)
Balances, March 31, 2022	13,576	$14	$226,919	$(375)	$(203,988)	$22,570	$(4,098)	$18,472
Stock-based compensation	4	-	45	-	-	45	-	45
Foreign currency translation adjustment	-	-	-	41	-	41	-	41
Net loss	-	-	-	-	(1,548)	(1,548)	(149)	(1,697)
Balances, June 30, 2022	13,580	$14	$226,964	$(334)	$(205,536)	$21,108	$(4,247)	$16,861
Stock-based compensation	-	-	5	-	-	5	-	5
Repurchase and retirement of stock	(10)	-	(12)	-	-	(12)	-	(12)
Foreign currency translation adjustment	-	-	-	30	-	30	-	30
Net loss	-	-	-	-	(800)	(800)	(194)	(994)
Balances, September 30, 2022	13,570	$14	$226,957	$(304)	$(206,336)	$20,331	$(4,441)	$15,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss (including noncontrolling interests)	$(4,128)	$(5,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	89	91
Depreciation and amortization	104	530
Amortization of operating lease right-of-use assets	327	386
Recoveries of bad debt	(45)	-
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue, net	294	970
Inventory	(1,691)	(1,249)
Prepaid expenses and other current assets	45	524
Accounts payable and accrued expenses	(386)	(371)
Deferred revenues	(6)	(1)
Operating lease obligations	(297)	(492)
Net cash used in operating activities	(5,694)	(4,974)

Cash flows from investing activities:
Purchase of property and equipment	(54)	(67)
Net cash used in investing activities	(54)	(67)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	-	593
Repurchase of common stock	(12)	-
Principal payments on finance lease obligations	(135)	(426)
Net cash (used in) provided by financing activities	(147)	167

Effect of exchange rate changes on cash	(186)	(103)

Net decrease in cash	(6,081)	(4,977)
Cash at beginning of period	17,383	10,473
Cash at end of period	$11,302	$5,496

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2	$104
Cash paid for interest	$6	$11

Supplemental disclosure of non-cash investing and financial activities:
Property and equipment obtained in exchange for finance lease obligations	$24	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements include all adjustments consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim period presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of results for a full fiscal year or any other period.

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 have been prepared by us, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Operations

Neonode Inc., which is collectively with its subsidiaries referred to as “Neonode” or the “Company” in this report, develops advanced optical sensing solutions for contactless touch, touch, gesture sensing, and object detection and scene analysis solutions using advanced machine learning algorithms to detect and track persons and objects in video streams for cameras and other types of imagers. We market and sell our contactless touch, touch, gesture sensing, and object detection products and solutions based on our zForce technology platform, and our scene analysis solutions based on our MultiSensing technology platform. We offer our solutions to customers in many different markets and segments including, but not limited to, office equipment, automotive, industrial automation, medical, military and avionics.

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

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $0.8 million and $3.7 million and $1.7 million and $4.9 million for the three and nine months ended September 30, 2022 and 2021, respectively, and had an accumulated deficit of approximately $206.3 million and $202.6 million as of September 30, 2022 and December 31, 2021, respectively. In addition, operating activities used cash of approximately $5.7 million and $5.0 million for the nine months ended September 30, 2022 and 2021, respectively.

The condensed consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and the repayment of liabilities in the ordinary course of business.

Management evaluated the significance of the Company’s operating loss and determined that the Company’s current operating plan and sources of potential capital (including the Company’s at-the-market facility described below) would be sufficient to alleviate concerns about the Company’s ability to continue as a going concern.

In the future, we may require additional sources of capital to continue operations and to implement our strategy. If our operations do not become cash flow positive, we may be forced to seek equity investments or debt arrangements. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available to us on acceptable terms, or at all, we may be unable to adequately fund our business plans, which could have a negative effect on our business, results of operations and financial condition. If funds are available through the issuance of equity or debt securities, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants on us that could impair our ability to engage in certain business transactions.

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

The condensed consolidated balance sheets at September 30, 2022 and December 31, 2021 and the condensed consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the three and nine months ended September 30, 2022 and 2021 include our accounts and those of our wholly-owned subsidiaries as well as Pronode Technologies AB.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Should all efforts fail to recover the related receivable, we will write off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. Our allowance for doubtful accounts was approximately $30,000 and $79,000 as of September 30, 2022 and December 31, 2021, respectively.

Projects in Process

Projects in process consist of costs incurred toward the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our consolidated balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy. There were no costs capitalized to projects in process as of September 30, 2022 and December 31, 2021.

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

Due to the low sell-through of our AirBar products, management has decided to fully reserve work-in-process for AirBar components, as well as AirBar related raw materials. Management has further decided to reserve for a portion of AirBar finished goods, depending on type of AirBar and in which location it is stored. The AirBar inventory reserve was $0.3 million and $0.8 million as of September 30, 2022 and December 31, 2021, respectively.

Raw materials, work-in-process, and finished goods are as follows for the periods indicated (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$3,478	$1,446
Work-in-process	-	10
Finished goods	864	1,064
	$4,342	$2,520

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based upon estimated useful lives of the assets as follows:

Estimated useful lives

Computer equipment	3 years
Furniture and fixtures	5 years
Equipment	7 years

Depreciation of equipment purchased under a finance lease is recognized over the term of the lease if that lease term is shorter than the estimated useful life.

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

Long-lived Assets

We assess the recoverability of long-lived assets by estimating the future cash flows from the associated assets in accordance with relevant accounting guidance. If the estimated undiscounted future cash flows related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of September 30, 2022, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won and Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Foreign currency translation gains (losses) were $30,000 and $104,000 and $(37,000) and $(147,000) during the three and nine months ended September 30, 2022 and 2021, respectively. Gains (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and were $18,000 and $47,000 during the three and nine months ended September 30, 2022, respectively, compared to $40,000 and $68,000 during the same periods in 2021, respectively.

Concentration of Credit and Business Risks

Our customers are located in the United States, Europe and Asia.

As of September 30, 2022, four of our customers represented approximately 75% of our consolidated accounts receivable and unbilled revenues.

As of December 31, 2021, four of our customers represented approximately 76% of our consolidated accounts receivable and unbilled revenues.

Customers who accounted for 10% or more of our net revenues during the three months ended September 30, 2022 are as follows:

●	Hewlett-Packard Company – 26%

●	Seiko Epson Corporation – 26%

●	LG Electronics Inc. – 12%

●	Alps Alpine – 11%

Customers who accounted for 10% or more of our net revenues during the nine months ended September 30, 2022 are as follows:

●	Hewlett-Packard Company – 28%

●	Seiko Epson Corporation – 20%

●	LG Electronics Inc. – 13%

●	Alps Alpine – 10%

Customers who accounted for 10% or more of our net revenues during the three months ended September 30, 2021 are as follows:

●	Hewlett-Packard Company – 34%

●	Seiko Epson Corporation – 25%

●	LG Electronics Inc. – 10%

Customers who accounted for 10% or more of our net revenues during the nine months ended September 30, 2021 are as follows:

●	Hewlett-Packard Company – 32%

●	Seiko Epson Corporation – 17%

●	LG Electronics Inc. – 13%

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

Explicit return rights are not offered to customers. There have been no returns through September 30, 2022.

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

Under U.S. GAAP, companies may make reasonable aggregations and approximations of returns data to accurately estimate returns. Our TSM and AirBar returns and warranty experience to date has enabled us to make reasonable returns estimates, which are supported by the fact that our product sales involve homogenous transactions. The reserve for future sales returns is recorded as a reduction of our accounts receivable and revenue and was $56,000 as of September 30, 2022 and $69,000 as of December 31, 2021. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. During the three and nine months ended September 30, 2022 and 2021, no losses related to SOW projects were recorded.

The following tables present the net revenues distribution by geographical area and market for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three months ended September 30, 2022		Three months ended September 30, 2021
	Amount	Percentage	Amount	Percentage
AMER
Net revenues from consumer electronics	$384	96%	$376	98%
Net revenues from distributors and other	15	4%	8	2%
	$399	100%	$384	100%

APAC
Net revenues from automotive	$269	41%	$164	31%
Net revenues from consumer electronics	314	48%	246	47%
Net revenues from distributors and other	68	11%	113	22%
	$651	100%	$523	100%

EMEA
Net revenues from automotive	$128	77%	$34	62%
Net revenues from medical	33	20%	21	38%
Net revenues from distributors and other	5	3%	-	-%
	$166	100%	$55	100%

	Nine months ended September 30, 2022		Nine months ended September 30, 2021
	Amount	Percentage	Amount	Percentage
AMER
Net revenues from consumer electronics	$1,228	98%	$1,534	92%
Net revenues from distributors and other	31	2%	125	8%
	$1,259	100%	$1,659	100%

APAC
Net revenues from automotive	$933	50%	$987	42%
Net revenues from consumer electronics	792	42%	738	32%
Net revenues from distributors and other	141	8%	615	26%
	$1,866	100%	$2,340	100%

EMEA
Net revenues from automotive	$382	57%	$239	69%
Net revenues from medical	169	25%	95	27%
Net revenues from distributors and other	125	18%	14	4%
	$676	100%	$348	100%

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

The following table presents accounts receivable and deferred revenues as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Accounts receivable and unbilled revenue, net	$1,014	$1,293
Contract liabilities (deferred revenues)	92	106

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

We expense as incurred costs of obtaining a contract when the amortization period of those costs would have been less than or equal to one year.

Product Warranty

The following table summarizes the activity related to the product warranty liability (in thousands):

	September 30, 2022	December 31, 2021
Balance at beginning of period	$36	$25
Provisions for warranty issued	(7)	11
Balance at end of period	$29	$36

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

The following table presents our deferred revenues by source (in thousands):

	September 30, 2022	December 31, 2021
Deferred revenues license fees	$28	$28
Deferred revenues products	53	70
Deferred revenues non-recurring engineering	11	8
	$92	$106

During the three and nine months ended September 30, 2022, the Company recognized revenues of approximately $8,000 and $24,000, respectively, related to contract liabilities outstanding at the beginning of the year.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three and nine months ended September 30, 2022 and 2021 amounted to approximately $21,000 and $105,000 and $12,000 and $70,000, respectively.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of September 30, 2022 and December 31, 2021. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of September 30, 2022 and December 31, 2021, we had no unrecognized tax benefits.

Net Loss per Share

Net loss per share amounts have been computed based on the weighted average number of shares of common stock outstanding during the three and nine months ended September 30, 2022. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for the three and nine months ended September 30, 2022 and 2021 exclude the potential common stock equivalents, as the effect would be anti-dilutive (see Note 8).

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

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the condensed consolidated statements of operations was as follows:

	Nine months ended September 30,
	2022	2021
Swedish Krona	9.92	8.49
Japanese Yen	128.22	108.53
South Korean Won	1,278,76	1,131.90
Taiwan Dollar	29.30	28.00

The exchange rate for the condensed consolidated balance sheets was as follows:

	As of
	September 30,	December 31,
	2022	2021
Swedish Krona	11.11	9.03
Japanese Yen	144.71	115.12
South Korean Won	1,437.33	1,190.75
Taiwan Dollar	31.80	27.71

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

Common Stock

As of September 30, 2022 and December 31, 2021, our Restated Certificate of Incorporation, as amended, authorized us to issue up to 25,000,000 shares of common stock, par value $0.001 per share.

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

During the 12 months ended December 31, 2021, we sold an aggregate of 235,722 shares of common stock under the ATM Facility, resulting in net proceeds to us of approximately $1,984,000 after payment of commissions to B. Riley Securities and other expenses of $66,000. During the nine months ended September 30, 2022, no shares were sold under the ATM Facility.

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

On September 15, 2022, we repurchased 10,252 shares of common stock from an employee who resigned during the two-year lock up period associated with such shares for $12,000, pursuant to the terms of the 2020 LTIP.

Preferred Stock

As of September 30, 2022 and December 31, 2021, our Restated Certificate of Incorporation, as amended, authorized us to issue up to 1,000,000 shares of preferred stock, par value $0.001 per share.

There were no transactions in our preferred stock during the three and nine months ended September 30, 2022 and 2021. No shares of preferred stock were issued and outstanding as of September 30, 2022.

Warrants

As of September 30, 2022 and December 31, 2021, the Company had outstanding warrants to purchase zero and 431,368 shares of common stock, respectively. During the nine months ended September 30, 2022, 431,368 warrants expired and no warrants were exercised.

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

Stock Options and Long Term Incentive Plan

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

In 2020, we established the 2020 LTIP to provide eligible persons with the opportunity to acquire an equity interest, or otherwise increase their equity interest, in the Company as an incentive for them to remain in the service of the Company. Through the 2020 LTIP, eligible employees of Neonode may waive between 50% to 67% of future unearned bonuses that may be awarded to them under the Company’s annual bonus arrangement in exchange for the grant of shares of the Company’s common stock.

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

On May 20, 2022, we issued 4,000 shares of common stock to a director pursuant to the 2020 Plan. The shares were immediately vested but subject to a two-year lock-up period after issuance. In the event the participant’s employment with the Company is terminated by the participant during the two-year lock-up period, the Company will repurchase the shares at a price equal to 30% of the lower of market value at issuance and the termination date. The Company has reported and paid Swedish social charges of $5,000 for the issued shares but only 30% of the stock-based compensation (totaling $5,000) was recognized immediately in the consolidated statements of operations for the nine months ended September 30, 2022, with the remainder to be recognized ratably over the two-year lock-up period.

On September 15, 2022, we repurchased 10,252 shares of common stock from an employee who resigned during the two-year lock up period associated with such shares for $12,000, pursuant to the terms of the 2020 LTIP.

For the three and nine months ended September 30, 2022 and 2021, we recognized $5,000 and $89,000 and $46,000 and $91,000, respectively, of stock-based compensation for the amortization of the 2020 LTIP and 2020 Plan over the respective lock-up periods.

A summary of the combined activity under all of our stock option plans is set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2022	9,500	$26.19
Expired	(7,000)	30.40
Outstanding at September 30, 2022	2,500	$14.40

The aggregate intrinsic value of the 2,500 stock options that are outstanding, vested and expected to vest as of September 30, 2022 was $0.

For the three and nine months ended September 30, 2022 and 2021, we recorded no compensation expense related to the vesting of stock options.

During the three and nine months ended September 30, 2022, we did not grant any options to purchase shares of our common stock to employees or members of our board of directors.

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

Indemnities and Guarantees

Our bylaws require that we indemnify each of our executive officers and directors for certain events or occurrences arising because of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these agreements as of September 30, 2022 and December 31, 2021.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us regarding intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of September 30, 2022 and December 31, 2021.

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

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an Application Specific Integrated Circuit (“ASIC”). Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2,000,000 ASICs sold. As of September 30, 2022, we had made no payments to TI under the NN1002 Agreement.

6. Segment Information

We have one reportable segment, which is comprised of the touch technology licensing and products business. We report revenues from external customers based on the country where the customer is located.

The following table presents net revenues by geographic area for the three and nine months ended September 30, 2022 and 2021, respectively (dollars in thousands):

	Three months ended September 30, 2022		Three months ended September 30, 2021
	Amount	Percentage	Amount	Percentage
Japan	$447	37%	$362	38%
United States	399	33%	385	40%
South Korea	154	13%	140	15%
Germany	87	7%	34	3%
China	57	4%	16	2%
Sweden	52	4%	-	-%
Switzerland	33	3%	21	2%
Other	(13)	(1)%	4	-%
	$1,216	100%	$962	100%

	Nine months ended September 30, 2022		Nine months ended September 30, 2021
	Amount	Percentage	Amount	Percentage
United States	$1,259	33%	1,661	38%
Japan	1,229	32%	$1,372	32%
South Korea	521	14%	660	15%
Germany	205	5%	233	5%
Switzerland	169	4%	95	2%
France	141	4%	5	-%
Sweden	136	4%	15	1%
China	95	3%	298	7%
Other	46	1%	8	-%
	$3,801	100%	$4,347	100%

The following table presents our total assets by geographic region as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
United States	$11,570	$17,589
Sweden	6,169	5,353
Asia	53	50
Total	$17,792	$22,992

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

The components of lease expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating lease cost (1)	$135	$174	$453	$529

Finance lease cost:
Amortization of leased assets	$5	$130	$62	$446
Interest on lease liabilities	-	3	6	11
Total finance lease cost	5	133	68	457

(1)	Includes short-term lease costs of $30,000 and $111,000 and $41,000 and $117,000 for the three and nine months ended September 30, 2022 and 2021, respectively.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$(3)	$(150)	$(297)	$(492)
Operating cash flows from finance leases	-	(3)	(6)	(11)
Financing cash flows from finance leases	(36)	(131)	(135)	(426)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-	-	-	-

Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	$182	$584

Current portion of operating lease obligations	$127	$425
Operating lease liabilities, net of current portion	49	117
Total operating lease liabilities	$176	$542

Finance leases
Property and equipment, at cost	$2,268	$3,463
Accumulated depreciation	(2,070)	(3,199)
Property and equipment, net	$198	$264

Current portion of finance lease obligations	$109	$258
Finance lease liabilities, net of current portion	52	65
Total finance lease liabilities	$161	$323

	September 30, 2022	December 31, 2021
Weighted Average Remaining Lease Term
Operating leases	1.4 years	1.6 years
Finance leases	1.7 years	1.0 years

Weighted Average Discount Rate:
Operating leases (2)	5%	5%
Finance leases	2%	2%

(2)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

A summary of future minimum payments under non-cancellable operating lease commitments as of September 30, 2022 is as follows (in thousands):

Year ending December 31,	Total
2022 (remaining months)	$67
2023	66
2024	50
183
Less imputed interest	(7)
Total lease liabilities	176
Less current portion	(127)
$49

The following is a schedule of minimum future rentals on the non-cancellable finance leases as of September 30, 2022 (in thousands):

Year ending December 31,	Total
2022 (remaining months)	$45
2023	77
2024	26
2025	18
Total minimum payments required:	166
Less amount representing interest:	(5)
Present value of net minimum lease payments:	161
Less current portion	(109)
$52

8. Net Loss per Share

Basic net loss per common share for the three and nine months ended September 30, 2022 and 2021 was computed by dividing the net loss attributable to common shareholders of Neonode Inc. for the relevant period by the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed by dividing net loss attributable to common shareholders of Neonode Inc. for the relevant period by the weighted average number of shares of common stock and common stock equivalents outstanding.

There were no potentially dilutive common stock equivalents for the three and nine months ended September 30, 2022 and 2021, respectively.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
BASIC AND DILUTED
Weighted average number of common shares outstanding	13,580	11,542	13,577	11,517
Net loss attributable to Neonode Inc.	$(800)	$(1,721)	$(3,728)	$(4,946)

Net loss per share – basic and diluted	$(0.06)	$(0.15)	$(0.27)	$(0.43)

9. Subsequent Events

On October 1, 2022, we acquired the remaining 49% of the shares in Pronode Technologies AB for a nominal cash payment.

On October 18, 2022, we sold 622 shares of our common stock under the ATM Facility with aggregate net proceeds to us of $3,000.

No other subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than as discussed elsewhere in the accompanying notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. For example, statements in this Quarterly Report regarding our plans, strategy and focus areas are forward-looking statements. You can identify some forward-looking statements by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “goal,” “plan,” and similar expressions. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to the impact of the ongoing COVID-19 pandemic (including the emergence of vaccine resistant COVID-19 variants), the war in Ukraine and its impact on the global economy, our history of losses since inception, our dependence on a limited number of customers, our reliance on our customers’ ability to develop and sell products that incorporate our touch technology, the length of a product development and release cycle, our and our customers’ reliance on component suppliers, the difficulty in verifying royalty amounts owed to us, our limited experience manufacturing hardware devices, our ability to remain competitive in response to new technologies, our dependence on key members of our management and development team, the costs to defend, as well as risks of losing, patents and intellectual property rights and our ability to obtain adequate capital to fund future operations. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the date of this Quarterly Report on Form 10-Q. Because actual events or results may differ materially from those discussed in or implied by forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. We do not undertake responsibility to update or revise any of these factors or to announce publicly any revision to forward-looking statements, whether as a result of new information, future events or otherwise.

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

License Sales

We license our zForce technology to OEMs, ODMs and Tier 1 suppliers who embed our technology into products they develop, manufacture and sell. Since 2010, our licensing customers have sold approximately 88 million devices that use our patented technology.

As of September 30, 2022, we had 34 valid technology license agreements with global OEMs, ODMs and Tier 1 suppliers.

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

Sales of Non-recurring Engineering Services

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

Impact of COVID-19

Our near-term growth and overall business have been and are continuing to be adversely impacted by the ongoing COVID-19 pandemic and we expect they will continue to be impacted by the pandemic and its impact on the global economy. Although we have noted additional demand for our TSMs for use in contactless touch products and some increases in sales of licenses, COVID-19 has negatively impacted some of our customers’ businesses and their sales volumes and new development projects and product launches, which, in turn, has impacted our business. Our operations have as also been impacted by lockdowns and travel restrictions, which forced us to pause business-related travel and caused a majority of our employees to begin working remotely. In the second quarter of 2022, however, as lockdowns and travel restrictions continued to be lifted, we began to resume business-related travel and more and more of our employees are now returning to the office. The extent of the COVID-19 pandemic’s impact on our operational and financial performance going forward will depend on the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict at this time. We are continuing to monitor the impact of the COVID-19 pandemic and we may take further actions in response. There is a risk that we will not be successful in mitigating the COVID-19 pandemic’s impact on our business over time, and our sales may not increase in line with our expectations and our operating margins could fluctuate or decline.

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

Results of Operations

A summary of our financial results is as follows (in thousands, except percentages):

	Three months ended September 30,		2022 vs 2021
	2022	2021	Variance in Dollars	Variance in Percent
Revenue:
License fees	$1,045	$821	$224	27.3%
Percentage of revenue	85.9%	85.3%
Products	155	136	19	14.0%
Percentage of revenue	12.7%	14.1%
Non-recurring engineering	16	5	11	220.0%
Percentage of revenue	1.3%	0.5%
Total Revenue	$1,216	$962	$254	26.4%

Cost of Sales:
Products	$80	$98	$(18)	(18.4)%
Percentage of revenue	6.6%	10.2%
Non-recurring engineering	(2)	1	(3)	(300.0)%
Percentage of revenue	(0.2)%	0.1%
Total Cost of Sales	$78	$99	$(21)	(21.2)%

Total Gross Margin	$1,138	$863	$275	31.9%

Operating Expenses:
Research and development	$792	$1,015	$(223)	(22.0)%
Percentage of revenue	65.1%	105.5%
Sales and marketing	348	640	(292)	(45.6)%
Percentage of revenue	28.6%	66.5%
General and administrative	960	1,030	(70)	(6.8)%
Percentage of revenue	78.9%	107.1%
Total Operating Expenses	$2,100	$2,685	$(585)	(21.8)%
Percentage of revenue	172.7%	279.1%

Operating Loss	$(962)	$(1,822)	$860	(43.2)%
Percentage of revenue	(79.1)%	(189.4)%
Interest expense	-	(3)	3	(100.0)%
Percentage of revenue	-%	(0.3)%
Provision for income taxes	32	31	1	3.2%
Percentage of revenue	2.6%	3.2%
Less: net loss attributable to noncontrolling interests	194	135	59	43.7%
Percentage of revenue	16.0%	14.0%
Net loss attributable to Neonode Inc.	$(800)	$(1,721)	$921	(53.5)%
Percentage of revenue	(65.8)%	(178.9)%
Net loss per share attributable to Neonode Inc.	$(0.06)	$(0.15)	$0.09	(60.0)%

	Nine months ended September 30,		2022 vs 2021
	2022	2021	Variance in Dollars	Variance in Percent
Revenue:
License fees	$3,102	$3,474	$(372)	(10.7)%
Percentage of revenue	81.6%	79.9%
Products	512	837	(325)	(38.8)%
Percentage of revenue	13.5%	19.3%
Non-recurring engineering	187	36	151	419.4%
Percentage of revenue	4.9%	0.8%
Total Revenue	$3,801	$4,347	$(546)	(12.6)%

Cost of Sales:
Products	$224	$580	$(356)	(61.4)%
Percentage of revenue	5.9%	13.3%
Non-recurring engineering	24	17	7	41.2%
Percentage of revenue	0.6%	0.4%
Total Cost of Sales	$248	$597	$(349)	(58.5)%

Total Gross Margin	$3,553	$3,750	$(197)	(5.3)%

Operating Expenses:
Research and development	$2,961	$3,536	$(575)	(16.3)%
Percentage of revenue	77.9%	81.3%
Sales and marketing	1,608	2,197	(589)	(26.8)%
Percentage of revenue	42.3%	50.5%
General and administrative	3,023	3,264	(241)	(7.4)%
Percentage of revenue	79.5%	75.1%
Total Operating Expenses	$7,592	$8,997	$(1,405)	(15.6)%
Percentage of revenue	199.7%	207.0%

Operating Loss	$(4,039)	$(5,247)	$1,208	23.0%
Percentage of revenue	(106.3)%	(120.7)%
Interest expense	(6)	(11)	5	(45.5)%
Percentage of revenue	(0.2)%	(0.3)%
Other income	21	-	21	100.0%
Percentage of revenue	0.6%	-%
Provision (benefit) for income taxes	104	104	-	-%
Percentage of revenue	2.7%	2.4%
Less: net loss attributable to noncontrolling interests	400	416	(16)	(3.8)%
Percentage of revenue	10.5%	9.6%
Net loss attributable to Neonode Inc.	$(3,728)	$(4,946)	$1,218	24.6%
Percentage of revenue	(98.1)%	(113.8)%
Net loss per share attributable to Neonode Inc.	$(0.27)	$(0.43)	$0.16	(37.2)%

Net Revenues

All of our sales for the three and nine months ended September 30, 2022 and 2021 were to customers located in the United States, Europe and Asia.

For the three months ended September 30, 2022, total net revenues increased 26.4% compared to the same period in 2021. We saw a recovery of license revenues from legacy customers in the printer and automotive markets in the current period compared to the same period in 2021, primarily due to increased sales volumes from these customers. The decrease of 12.6% in total net revenues for the nine months ended September 30, 2022 as compared to the same period in 2021 was primarily due to component shortage within the printer industry and automotive industry and lock-downs in APAC, as a result of the pandemic.

License Fees

For the three months ended September 30, 2022 we saw a slight recovery in volume and our license fee revenues increased with 27.3% compared to the same period in 2021. The decrease in license fee revenues for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily pandemic-related. The component shortage within the printer and automotive industries, resulting from the pandemic, has continued to have an impact on our operations.

Product Sales

Revenues from product sales were $0.2 million and $0.5 million for the three and nine month ended September 30, 2022 compared to $0.1 million and $0.8 million for the same periods in 2021. We saw a slight recovery for the third quarter compared to the third quarter of 2021, but our product sales continue to be negatively impacted by COVID-19 driven lock-downs in Asia. Our product revenues are also affected by the comparatively long development and launch periods, often 12 to 18 months, or longer, for customer new equipment solutions, which slows our sales growth.

Non-recurring Engineering Revenues

Most of our non-recurring engineering revenues are related to application development and proof-of-concept projects related to our TSMs or to our zForce and MultiSensing technology platforms. Non-recurring revenues increased for the three and nine months ended September 30, 2022 compared to the same periods in 2021.

Revenues related to Remote Sensing Solutions were $0.1 million for the nine months ended September 30, 2022.

The following tables presents the net revenues by geographical area and revenue stream for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three months ended September 30, 2022		Three months ended September 30, 2021
	Amount	Percentage	Amount	Percentage
AMER
License fees	$386	97%	$376	98%
Products	14	3%	8	2%
Non-recurring engineering	(1)	-%	-	-%
	$399	100%	$384	100%

APAC
License fees	$580	89%	$411	78%
Products	68	11%	108	21%
Non-recurring engineering	3	-%	4	1%
	$651	100%	$523	100%

EMEA
License fees	$79	48%	$34	62%
Products	73	44%	20	36%
Non-recurring engineering	14	8%	1	2%
	$166	100%	$55	100%

	Nine months ended September 30, 2022		Nine months ended September 30, 2021
	Amount	Percentage	Amount	Percentage
AMER
License fees	$1,232	98%	$1,534	92%
Products	27	2%	125	8%
Non-recurring engineering	-	-%	-	-%
	$1,259	100%	$1,659	100%

APAC
License fees	$1,675	90%	$1,716	73%
Products	147	8%	589	25%
Non-recurring engineering	44	2%	35	2%
	$1,866	100%	$2,340	100%

EMEA
License fees	$195	29%	$224	65%
Products	338	50%	123	35%
Non-recurring engineering	143	21%	1	-%
	$676	100%	$348	100%

Gross Margin

Our combined total gross margin was 94% and 93% for the three and nine months ended September 30, 2022, respectively, and 90% and 86% for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2022, gross margin related to products was 48% and 56%, respectively, compared to 28% and 31% for the same periods in 2021, respectively.

Our cost of sales includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contracts. Cost of goods sold for TSMs includes fully burdened manufacturing costs, outsourced final assembly costs, and component costs of TSMs.

Research and Development

Research and development (“R&D”) expenses for the three and nine months ended September 30, 2022 were $0.8 million and $3.0 million, respectively. For the same periods in 2021, the R&D expenses were $1.0 million and $3.5 million, respectively. R&D expenses primarily consist of personnel-related costs in addition to external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes. The decreases were primarily related to the move of administrative costs related to production from R&D to general and administrative partly offset by reallocation of overhead costs from general and administrative to R&D.

Sales and Marketing

Sales and marketing expenses for the three and nine months ended September 30, 2022 were $0.3 million and $1.6 million, respectively. The sales and marketing costs for the same periods in 2021 were $0.6 million and $2.2 million, respectively. The decrease for the three and nine months ended September 30, 2022 were primarily due to lower staff expenses.

Our sales and marketing activities focus on OEM, ODM and Tier 1 customers who will license our technology or purchase and embed our TSMs into their products.

General and Administrative

General and administrative (“G&A”) expenses for the three and nine months ended September 30, 2022 were $1.0 million and $3.0 million, respectively. The G&A expenses for the three and nine months ended September 30, 2021 were $1.0 million and $3.3 million, respectively. The decrease was primarily related to lower staff expenses and lower depreciations.

Income Taxes

Our effective tax rate was (3)% and (3)% for the three and nine months ended September 30, 2022, respectively, and (2)% and (2)% for the three and nine months ended September 30, 2021, respectively. The negative tax rate is due to withholding taxes from sales. We recorded valuation allowances for the three and nine-month periods ended September 30, 2022 and September 30, 2021 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss attributable to Neonode of $0.8 million and $3.7 million for the three and nine months ended September 30, 2022, respectively, compared to $1.7 million and $4.9 million for the same periods in 2021, respectively.

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

Contractual Obligations and Commercial Commitments

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC, which is used in our licensed technology. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2 million ASICs sold. As of September 30, 2022, we had made no payments to TI under the NN1002 Agreement.

Operating Leases

On December 1, 2020, Neonode Technologies AB entered into a lease for 6,684 square feet of office space located at Karlavägen 100, Stockholm, Sweden. The lease agreement is valid through November 2022. The lease is extended on a yearly basis unless written notice is given nine months prior to the expiration date.

On December 1, 2015, Pronode Technologies AB entered into a lease agreement for 9,040 square feet of workshop located at Faktorvägen 17, Kungsbacka, Sweden. The lease agreement has been extended and is valid through September 2024. The lease is extended on a three-year basis unless written notice is given nine months prior to the expiration date.

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

For the three and nine months ended September 30, 2022, we recorded approximately $134,000 and $441,000 for total rent expense, respectively. For the three and nine months ended September 30, 2021, we recorded approximately $157,000 and $501,000 for total rent expense, respectively.

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

During 2021, we terminated one finance lease by purchasing the related equipment and extended one finance lease for an additional two years.

During the nine months ended September 30, 2022, we entered into a lease for soundproof office pods. Under the terms of the agreement, the lease will be renewed within one year of the original three-year lease term. In accordance with relevant accounting guidance the lease is classified as a finance lease. The lease payments and depreciation periods began in May 2022 when the equipment went into service. The implicit interest rate of the lease is currently approximately 3.0% per annum.

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

As of September 30, 2022, we had cash of $11.3 million compared to $17.4 million as of December 31, 2021. Based on our current cash position, and assuming currently planned expenditures and level of operations, we believe we have sufficient capital to fund operations for the twelve-month period subsequent to the date of this Quarterly Report on Form 10-Q.

Working capital (current assets less current liabilities) was $15.5 million as of September 30, 2022, compared to $19.1 million as of December 31, 2021.

Net cash used in operating activities for the nine months ended September 30, 2022 was $5.7 million and was primarily the result of a net loss of $4.1 million and approximately $0.5 million in non-cash operating expenses, comprised of depreciation and amortization and amortization of operating lease right-of-use assets and recoveries of bad debt, and changes in operating assets and liabilities of $(2.0) million.

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

Accounts receivable and unbilled revenues decreased by approximately $0.3 million as of September 30, 2022 compared to December 31, 2021. This was due to lower revenues.

Inventory increased by approximately $1.7 million during the nine months ended September 30, 2022 compared to December 31, 2021, primarily due to purchase of components to secure production in line with estimated product sales.

Net cash (used in) provided by financing activities of $(0.1) million and $0.2 million during the nine months ended September 30, 2022 and 2021, respectively, was the result of principal payments on finance lease obligations and the repurchase of common stock.

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $0.8 million and $3.7 million and $1.7 million and $4.9 million for the three and nine months ended September 30, 2022 and 2021, respectively, and had an accumulated deficit of approximately $206.3 million and $202.6 million as of September 30, 2022 and December 31, 2021, respectively. In addition, operating activities used cash of approximately $5.7 million and $5.0 million for the nine months ended September 30, 2022 and 2021, respectively.

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

In the future, we may require sources of capital in addition to cash on hand and our ATM Facility (described below) to continue operations and to implement our strategy. If our operations do not become cash flow positive, we may be forced to seek equity investments or debt arrangements. Historically, we have been able to access the capital markets through sales of common stock and warrants to generate liquidity. Our management believes it could raise capital through public or private offerings if needed to provide us with sufficient liquidity.

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

During the 12 months ended December 31, 2021, we sold an aggregate of 235,722 shares of common stock under the ATM Facility, resulting in net proceeds of approximately $1,984,000 after payment of commissions to B. Riley Securities and other expenses of $66,000. During the nine months ended September 30, 2022, no shares were sold under the ATM Facility.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

NEONODE INC.

Date: November 10, 2022	By:	/s/ Fredrik Nihlén
Fredrik Nihlén
Chief Financial Officer,
(Principal Financial and Accounting Officer)