Form 10-K
period 2022-12-31
Neonode Inc.
filed 2023-03-09
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐   No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported on the Nasdaq Stock Market, was $50,079,949.

The number of shares of the registrant’s common stock outstanding as of March 3, 2023 was 15,359,481.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference as set forth in Part III of this Annual Report. The registrant intends to file such definitive proxy statement with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

NEONODE INC.

2022 ANNUAL REPORT ON FORM 10-K

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

ITEM 1. BUSINESS

Our company provides advanced optical sensing solutions for contactless touch, touch, and gesture sensing. We also provide software solutions for machine perception that feature advanced machine learning algorithms to detect and track persons and objects in video streams from cameras and other types of imagers. We base our contactless touch, touch, and gesture sensing products and solutions using our zForce technology platform and our machine perception solutions on our MultiSensing technology platform. zForce (zero force) is the name for our patented optical sensing technology built on infrared light, invisible to the human eye. Our MultiSensing platform was designed to provide advanced, safe and traceable software applications to provide situational context. We market and sell our solutions to customers in many different markets and segments including, but not limited to, office equipment, automotive, industrial automation, medical, military and avionics.

In 2010, we began licensing to Original Equipment Manufacturers (“OEMs”) and Tier 1 suppliers who embed our technology into products they develop, manufacture, and sell. Since 2010, our licensing customers have sold approximately 90 million devices that use our technology. In October 2017, we augmented our licensing business and began manufacturing and shipping touch sensor modules (“TSMs”) that incorporate our patented technology. We sell these TSMs to OEMs, Original Design Manufacturers (“ODMs”), and systems integrators for use in their products.

As of December 31, 2022, we had 10 agreements with value added resellers (“VARs”) for integration of our TSMs in the products they offer to global OEMs, ODMs and systems integrators. In addition to this, we distribute our TSMs through Digi-Key Corporation, Serial Microelectronics HK Ltd, and Nexty Electronics Corporation.

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

During 2022 and 2021 we continued to focus our efforts on maintaining our current licensing customers and achieving design wins for new products both with current and future customers. We made investments enhancing the design and improving the production yield of our TSMs and improving the related firmware and configuration tools software platforms. We also made investments to expand our partner networks for sales and distribution of TSMs. We intend to continue expanding our TSM product offerings in 2023 and beyond, including new TSM variants and new sensor products for delivery to our key markets. We expect that over time the sales of HMI products and Remote Sensing Solutions may constitute the majority of our revenue.

License fees

We license our zForce technology to OEMs and Tier 1 suppliers who embed our technology into products they develop, manufacture and sell. Since 2010, our licensing customers have sold approximately 90 million devices that use our patented technology.

As of December 31, 2022, we had 35 valid technology license agreements with global OEMs, ODMs and Tier 1 suppliers.

Our licensing customer base is primarily in the automotive and printer segments. Eleven of our licensing customers are currently shipping products that embed our technology. We anticipate current customers will continue to ship products with our technology in 2023 and in future years. We also expect to expand our customer base with a number of new customers who will be looking to ship new products incorporating our zForce and MultiSensing technologies as they complete final product development and release cycles. We typically earn our license fees on a per unit basis when our customers ship products using our technology, but in the future we may use other business models as well.

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

We have the following wholly owned subsidiaries: Neonode Technologies AB (Sweden) (established in 2008 to develop and license touchscreen technology); Neonode Japan Inc., (Japan) (established in 2013); and Neonode Korea Ltd. (South Korea) (established in 2014). In 2015, we established a 51% majority owned consolidated subsidiary, Pronode Technologies AB (Sweden). On October 1, 2022, we acquired the remaining shares in Pronode Technologies AB.

Strategy and Focus Areas

Our customers use contactless touch, touch, gesture sensing, and computer vision technologies to grow their businesses, drive efficiencies, and seek competitive advantages. Our strategy is to deliver value-adding human-machine interaction (“HMI”) and machine perception solutions and products that enable our customers to achieve these targets. We offer specialized NRE services related to the integration of our solutions and products into customer systems and products to ensure that optimal functionality and performance is achieved.

Our goal is to become a market leader in the area of contactless touch interfaces, expanding our TSM sales in the elevator and interactive kiosk segments where our contactless touch technology provides end-customer value and increased competitiveness for our customers, value-added resellers, and technology partners, while continuing to be a leader in optical touch and gesture sensing by licensing our zForce technology to customers in the printer, automotive, and other sectors. We also aim to capture a share of the growing automotive driver and in-cabin monitoring market by developing our machine perception business. We are innovators in the HMI and machine perception areas and our goal is to introduce next-generation products in these areas that offer better price and performance and architectural advantages compared to our current offers and those of our competitors. We intend to execute on this strategy through portfolio transformation, internal innovation, and co-development of products with our customers and the building of strategic partnerships with other technology companies.

Markets

Automotive

The Automotive value chain consists of OEMs (vehicle manufacturers) and tiered suppliers (Tier 1 system suppliers, Tier 2 component suppliers etc.). In this market, we mainly act as a Tier 2 technology provider to Tier 1 suppliers who license our technology and deliver different types of systems to OEMs (e.g. infotainment system displays featuring our touch technology). In some cases, we are also engaged directly by OEMs, following the trend that OEMs are insourcing more and more of their systems and software development directly.

During each of 2022 and 2021, our Automotive customers shipped approximately 0.8 million products.

Printers and Office Equipment

Multi-function printers typically feature touch displays for user interaction with feature-rich menus and settings. We have operational license agreements with three of the leading global printers and office equipment OEMs. During 2022 our customers shipped approximately 4 million printers using our touch technology and since mid-2014 they have shipped approximately 51 million printers using our touch technology.

Military and Avionics

Mechanical switches and buttons and older types of touch displays in airplane cockpits are increasingly being replaced with larger touch displays with higher performance capabilities. Our zForce technology has demonstrable advantages for these types of applications, as it provides low latency, superior image clarity, can be operated by pilots wearing gloves, has excellent electro-magnetic interference and electro-magnetic compatibility properties, and works well with night vision systems. zForce is also suitable for other military applications for these reasons.

Industrial Automation

We see interesting opportunities for our optical touch and gesture control solutions in the rugged industrial touchscreen market. We also see potential demand for our machine perception solutions in industrial settings.

Medical

We sell our TSMs to customers manufacturing and selling medical imaging systems with touch screens. Looking to the future, we see interesting opportunities for our TSMs to be incorporated into similar touch applications, and for various contactless touch applications, and opportunities for our zForce-based optical touch and gesture control solutions in the medical touchscreen market.

Elevators and Interactive Kiosks

The COVID-19 pandemic has created strong consumer demand for technologies that eliminate direct physical contact between users and different types of machines and systems in public environments such as self-service kiosks, vending machines, and elevators. Using our TSMs, OEMs can easily create safe, intuitive, and easy-to-use contactless touch interfaces for their elevator and kiosk products. Our TSMs are also very suitable for retrofit applications and many of our OEM customers, value-added resellers, and technology partners have or are developing such solutions and marketing and selling them in their respective markets. We have a strong and increasing demand for our TSMs from customers in these markets and expect to grow this business significantly in the coming years.

Product Backlog

Our TSM product backlog as of December 31, 2022 was approximately $224,000. The product backlog includes orders confirmed for products planned to be shipped within 12 months to one customer. Our cycle time between order and shipment is generally short and customers occasionally change delivery schedules. Additionally, orders can be cancelled without significant penalties. As a result of these factors, we do not believe that our product backlog, as of any particular date, is necessarily indicative of actual product revenue for any future period.

Customers

As of December 31, 2022 we had 35 valid technology license agreements. As of December 31, 2021, that number was 34. During the year ended December 31, 2022, we had 11 customers using our touch technology in products that were being shipped to their customers. The products related to these license agreements include e-readers, tablets, commercial and consumer printers, automotive infotainment system displays, and global positioning system (GPS) devices.

Our customers are primarily located in North America, Europe and Asia.

As of December 31, 2022, five of our customers represented approximately 83% of our consolidated accounts receivable and unbilled revenues.

As of December 31, 2021, four of our customers represented approximately 76% of our consolidated accounts receivable and unbilled revenues.

Customers who accounted for 10% or more of our revenues during the year ended December 31, 2022 are as follows.

●	Hewlett-Packard Company – 27%

●	Seiko Epson – 19%

●	LG – 12%

●	Alpine Electronics – 10%

Customers who accounted for 10% or more of our revenues during the year ended December 31, 2021 are as follows.

●	Hewlett-Packard Company – 32%

●	Seiko Epson – 18%

●	LG – 13%

Customers by Market

The following table presents our revenues by market as a percentage of total revenues for the years ended December 31:

	2022	2021
Automotive (license fees)	27%	27%
Consumer electronics (license fees)	51%	55%
TSMs (products)	18%	16%
Non-recurring engineering	4%	2%
Total	100%	100%

Geographical Data

The following table presents our revenues by geographic region as a percentage of total revenues for the years ended December 31:

	2022	2021
U.S.	33%	39%
Japan	31%	33%
South Korea	15%	15%
Switzerland	7%	1%
Germany	5%	5%
Other	9%	7%
Total	100%	100%

The following table presents our total assets by geographic region as of December 31 (in thousands):

	2022	2021
U.S.	$15,630	$17,589
Sweden	5,511	5,353
Asia	57	50
Total	$21,198	$22,992

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

There are various driver and in-cabin monitoring solutions that compete with our MultiSensing technology. Our competitors among Tier 2 software providers include SmartEye, Cipia, Xperi, EyeSight, Seeing Machines, PUX and Jungo.

Intellectual Property

We rely on a combination of intellectual property laws and contractual provisions to establish and protect the proprietary rights in our technology. The number of our issued and pending patents and patents filed in each jurisdiction as of December 31, 2022 is set forth in the following table:

Jurisdiction	No. of Reg. Designs	No. of Issued Patents	No. of Patents Pending
United States	5	48	9
Europe	2	11	5
Japan	-	7	1
China	-	6	1
South Korea	-	6	1
Australia	1	-	-
Singapore	2	-	-
Patent Convention Treaty	Not Applicable	Not Applicable	1
Total:	10	78	18

Our patents cover optical blocking technologies for touchscreens and head-up displays, optical reflective technologies for contactless interaction with kiosks and elevators, as well as machine perception solutions for driver and in-cabin monitoring.

Our software may also be protected by copyright laws in most countries, including Sweden and the European Union, if the software is deemed new and original. Protection can be claimed from the date of creation.

In 2022 we filed six new patent applications and had two new patent grants issued; certain other patents have lapsed.

The duration of our patent protection for utility patents is generally 20 years. The duration of our patent protection for design patents varies throughout the world between 10 and 25 years, depending on the jurisdiction. We believe the duration of our intellectual property rights is adequate relative to the expected lives of our products.

We also protect and promote our brand by registering trademarks in key markets around the world. Our trademarks include: Neonode (29 registrations, 5 pending applications), the Neonode logo (15 registrations), zForce (11 registrations), and MultiSensing (7 registrations).

Research and Development

In fiscal years 2022 and 2021, we incurred $4.0 million and $3.5 million, respectively, on research and development activities. Our research and development is performed predominantly in-house, but may also be performed in collaboration with external partners and specialists.

Human Capital

We recognize that the development, attraction and retention of employees is critical to our success. For this reason, we strive to provide a positive work culture for our employees.

We focus on skills enhancement, leadership development, innovation excellence and professional growth throughout our employees’ careers. Our leadership program provides leadership trainings to our high-potential emerging leaders.

We provide market competitive compensation aligned with company performance. We provide a comprehensive benefits package to our employees, including healthcare and retirement plans. We have a dedicated human resources (HR) person to ensure clear and beneficial HR-related processes and strategy. We work proactively against all discrimination, harassment and other abusive behavior to ensure the work environment at Neonode is good and healthy. We believe that a diverse workforce provides different viewpoints on business strategy, risk and innovation.

Since the COVID-19 pandemic has subsided we have adopted a hybrid workplace. While we encourage employees to come into the office as much as possible, employees are permitted to work from home a few days each week

As of December 31, 2022, we had 55 employees (including 45 full-time employees) and 7 consultants. There was a total of 13 employees in our general and administrative team, 8 in our sales and marketing team, 26 in our engineering team, and 8 in our production team at Pronode Technologies AB. We have employees and/or consultants located in the United States, Sweden, United Kingdom, Japan, South Korea and Taiwan. None of our employees are represented by a labor union. We have experienced no work stoppages. We believe our employee relations are positive.

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

We may, in the short and long-term, seek to raise capital through the issuance of equity securities or through other financing sources. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may include financial and other covenants that could restrict our use of the proceeds from such financing or impose other business and financial restrictions on us. In addition, we may consider alternative approaches such as licensing, joint venture, or partnership arrangements to provide long-term capital.

We are dependent on a limited number of customers.

Our license revenues for the year ended December 31, 2022 were earned from 11 OEM, ODM and Tier 1 customers. We generated NRE revenues from five customers for the year ended December 31, 2022. During the year ended December 31, 2022, four customers represented approximately 68% of our consolidated net revenues. Our customer concentration may change significantly from period-to-period depending on a customer’s product cycle and changes in our industry. In addition, our customer composition may change as we transition to selling more sensor modules in parallel to our licensing business. The response of customers to our sensor products, loss of a major customer, a reduction in net revenues of a major customer for any reason, or a failure of a major customer to fulfill its financial or other obligations due to us could have a material adverse effect on our business, financial condition, and future revenue stream.

We rely on the ability of our customers to design, manufacture and sell their products that incorporate our touch technology.

We have historically generated revenue through technology licensing agreements with companies that design, manufacture, and sell their own products incorporating our touch technology. The majority of our license fees earned in 2022 and 2021 were from customer shipments of printer products and automotive infotainment systems. Although we have broadened our business model to selling sensors in addition to licensing our technology, we expect to continue to rely on licensing revenue from current and new customers whose products are still in the development cycle. If our customers are not able to design, manufacture and sell their products, or are delayed in producing and selling their products, our revenues, profitability, and liquidity, as well as our brand image, may be adversely affected.

The length of a customer’s product development and release cycle depends on many factors outside of our control and any delays could cause us to incur significant expenses without offsetting revenues, or revenues that vary significantly from quarter to quarter.

The development and release cycle for customer products is lengthy and unpredictable. Our customers often undertake significant evaluation and design in the qualification of our products, which contributes to a lengthy product release cycle. The typical product development and release cycle is 18 to 36 months. The development and release cycle may be longer in some cases, particularly for automotive vehicle products. There is no assurance that a customer will adopt our technology after the evaluation or design phase, in which case we would not be entitled to any revenues from the customer moving forward. The lengthy and variable development and release cycle for products may also have a negative impact on the timing of our revenues, causing our revenues and results of operations to vary significantly from quarter to quarter.

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

Our dependence on third parties to supply core components that incorporate our patented technology exposes us to a number of risks including the risk that these suppliers will not be able to obtain an adequate supply of raw materials or components, the risk that these suppliers will not be able to meet our customer requirements, and the risk that these suppliers will not be able to remain in business or adjust to market conditions. If we and our customers are unable to obtain ASICs that incorporate our patented technology, we may not be able to meet demand, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The COVID-19 pandemic has resulted in extended shutdown of businesses all over the world causing general delays in the supply of components. We have not suffered from a supply shortage, but it is possible that the component shortage has caused delays and/or increased cost of components impacting our customers’ ability to manufacture and sell products on a cost-effective basis.

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

In addition, the following factors, among others, may negatively affect and cause fluctuations in our operating results:

●	the announcement or introduction of new products or technologies by our competitors;

●	our ability to upgrade and develop our infrastructure to accommodate growth;

●	our ability to attract and retain key personnel in a timely and cost-effective manner;

●	technical difficulties;

●	the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations, and infrastructure;

●	economic conditions specific to the industries and segments where we are active, for instance printers, automotive, elevators, and interactive kiosks; and

●	general economic conditions including as a result of the ongoing COVID-19 pandemic or future pandemics or epidemics, or geopolitical conflicts such as the ongoing war in Ukraine.

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

Our success depends in part on our ability to effectively utilize our intellectual property. Our policy is to always try to protect our innovations using patents. Our patent portfolio is an important prerequisite for our licensing business and also protects our investments in product development. From time to time, we also explore opportunities to monetize our patents per se. As an example of this, on May 6, 2019, we assigned a portfolio of patents to Aequitas Technologies LLC to license or otherwise monetize those patents. In the future we may enter into additional alternative patent monetization strategies, including the sale of patents. Our patent monetization strategies may negatively impact our financial condition, revenues, and results of operations. No assurance can be given that we will enter into agreements related to our patent portfolio or that we will be successful in any strategic efforts around patent monetization.

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

A significant portion of our business is conducted in currencies other than the U.S. dollar (the currency in which our consolidated financial statements are reported), primarily the Swedish Krona and, to a lesser extent, the Euro, Japanese Yen, Korean Won, and Taiwan dollar. For the year ended December 31, 2022, our revenues from Asia, North America and Europe were 49%, 33%, and 18%, respectively. We incur a significant portion of our expenses in Swedish Krona, including a significant portion of our research and development expenses and a substantial portion of our general and administrative expenses. As a result, appreciation of the value of the Swedish Krona relative to the other currencies, particularly the U.S. dollar, could adversely affect operating results. We do not currently undertake hedging transactions to cover our currency exposure, but we may choose to hedge a portion of our currency exposure in the future as we deem appropriate.

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

Section 12(g)(4) of the Exchange Act allows for the registration of any class of securities to be terminated after a company files a certification with the SEC that the number of holders of record of such class of security is fewer than 300 persons. As of February 9, 2023, there were 37 stockholders of record of our common stock. This does not include the number of shareholders that hold shares in “street name” through banks, brokers and other financial institutions. Accordingly, we are eligible to deregister our common stock and suspend our reporting obligations under the Exchange Act. If we were to terminate our registration and suspend our reporting obligations under the Exchange Act, we would no longer be required to comply with U.S. public company disclosure requirements under the Exchange Act, including, but not limited to, annual and quarterly report filings, proxy statement filings and filings by insiders to disclose the acquisition and disposition of our securities.

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

Some factors that may have a significant effect on our common stock market price include:

●	actual or anticipated fluctuations in our operating results or future prospects;

●	our announcements or our competitors’ announcements of new technology;

●	the public’s reaction to our press releases, our other public announcements, and our filings with the SEC;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	changes in accounting standards, policies, guidance, interpretations, or principles;

●	changes in our growth rates or our competitors’ growth rates;

●	developments regarding our patents or proprietary rights or those of our competitors;

●	the public’s reaction to news concerning Aequitas Technologies LLC’s patent litigations against Apple and Samsung;

●	our inability to raise additional capital as needed;

●	concern as to the efficacy of our technology;

●	changes in financial markets or general economic conditions, including as a result of war, terrorism, pandemics or other catastrophes;

●	sales of common stock by us or members of our management team; and

●	changes in stock market analyst recommendations or earnings estimates regarding our common stock, other comparable companies, or our industry generally.

A limited number of stockholders, including directors, hold a significant number of shares of our outstanding common stock.

Our two largest stockholders, who both are members of our Board of Directors, hold approximately one-fourth of the shares of our outstanding voting stock. This concentration of ownership could impact the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our certificate of incorporation and our bylaws, and the approval of mergers and other significant corporate transactions. These factors may also have the effect of delaying or preventing a change in our management or our voting control.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2022, we leased office facilities of approximately 6,700 square feet for our corporate headquarters in Stockholm. In addition, our subsidiary Pronode Technologies AB leases a workshop of approximately 9,000 square feet in Kungsbacka, Sweden.

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

Holders

As of February 8, 2023, there were 37 stockholders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks, brokers and other financial institutions.

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

Overview

Our company provides advanced optical sensing solutions for contactless touch, touch, and gesture sensing. We also provide software solutions for machine perception that feature advanced machine learning algorithms to detect and track persons and objects in video streams for cameras and other types of imagers. We base our contactless touch, touch, and gesture sensing products and solutions using our zForce technology platform and our machine perception solutions on our MultiSensing technology platform. We market and sell our solutions to customers in many different markets and segments including, but not limited to, office equipment, automotive, industrial automation, medical, military and avionics.

In 2010, we began licensing to Original Equipment Manufacturers (“OEMs”) and Tier 1 suppliers who embed our technology into products they develop, manufacture, and sell. Since 2010, our licensing customers have sold approximately 90 million devices that use our technology. In October 2017, we augmented our licensing business and began manufacturing and shipping touch sensor modules (“TSMs”) that incorporate our patented technology. We sell these TSMs to OEMs, Original Design Manufacturers (“ODMs”), and systems integrators for use in their products.

As of December 31, 2022 we had 35 valid technology license agreements with global OEMs, ODMs and Tier 1 suppliers. As of December 31, 2021, that number was 34. During the year ended December 31, 2022, we had 11 customers using our touch technology in products that were being shipped to their customers. The majority of our license fees earned in 2022 and 2021 were from customer shipments of printers.

As of December 31, 2022, we had 10 agreements with value added resellers (“VARs”) for integration of our TSMs in the products they offer to global OEMs, ODMs and systems integrators. In addition to this, we distribute our TSMs through Digi-Key Corporation, Serial Microelectronics HK Ltd, and Nexty Electronics Corporation. During 2022, our three distributors sold and shipped 4,834 TSMs and related development kits.

During 2022 and 2021, we continued to focus our efforts on maintaining our current licensing customers and achieving design wins for new products both with current and future customers. We made investments enhancing the design and improving the production yield of our TSMs and improving the related firmware and configuration tools software platforms. We also made investments to expand our partner networks for sales and distribution of TSMs. We intend to continue expanding our TSM product offerings in 2023 and beyond, including new TSM variants and new sensor products for delivery to our key markets. We expect that over time the sales of HMI products and Remote Sensing Solutions may constitute the majority of our revenue.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Neonode Inc. and its wholly owned subsidiaries, as well as Pronode Technologies AB (Sweden), wholly owned subsidiary of Neonode Technologies AB, one of our wholly owned subsidiaries. The non-controlling interests are reported below net loss including non-controlling interests under the heading “Net loss attributable to non-controlling interests” in the consolidated statements of operations, below comprehensive loss under the heading “Comprehensive loss attributable to non-controlling interests” in the consolidated statements of comprehensive loss, and shown as a separate component of stockholders’ equity in the consolidated balance sheets. See “Non-controlling Interests” below for further discussion. All inter-company accounts and transactions have been eliminated in consolidation.

The accounting policies affecting our financial condition and results of operations are more fully described in Note 2 of our consolidated financial statements. Certain of our accounting policies require the application of judgment by management in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. The historical experience and assumptions form the basis for making judgments about the reported carrying values of assets and liabilities and the reported amounts of revenue and expenses that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following are critical accounting policies and related judgments and estimates used in the preparation of our consolidated financial statements.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires making estimates and judgments that affect, at the date of the financial statements, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates and judgments.

Significant estimates and judgments include, but are not limited to: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, the standalone selling price of performance obligations, and transaction prices and assessing transfer of control; measuring variable consideration and other obligations such as product returns and refunds, and product warranties; provisions for uncollectible receivables; determining the net realizable value of inventory; recoverability of long-lived asset; for leases, determining whether a contract contains a lease, allocating consideration between lease and non-lease components, determining incremental borrowing rates, and identifying reassessment events, such as modifications; the valuation allowance related to our deferred tax assets; and the fair value of options issued for stock-based compensation.

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

License fees and sales of our AirBars and TSMs are on a per-unit basis. Therefore, we generally satisfy performance obligations as units are shipped to our customers. Non-recurring engineering service performance obligations are satisfied as work is performed and accepted by our customers.

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

Explicit return rights are not offered to customers. There have been no returns through December 31, 2022.

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

Under U.S. GAAP, companies may make reasonable aggregations and approximations of returns data to accurately estimate returns. Our AirBar and TSM returns and warranty experience to date has enabled us to make reasonable returns estimates, which are supported by the fact that our product sales involve homogenous transactions. The reserve for future sales returns is recorded as a reduction of our accounts receivable and revenue and was $9,000 and $69,000 as of December 31, 2022 and 2021, respectively. The warranty reserve is recorded as an accrued expense and cost of sales and was $49,000 and $36,000 as of December 31, 2022 and 2021, respectively. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. During the years ended December 31, 2022 and December 31, 2021, we recorded no losses.

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable is stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make the required payments.

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

Due to the low sell-through of our AirBar products, management has decided to fully reserve work-in-process for AirBar components, as well as AirBar related raw materials and finished goods. The AirBar inventory reserve was $0.3 million and $0.8 million as of December 31, 2022 and 2021, respectively.

Management decided to reserve for TSM inventory related to a quality issue in production. The TSM inventory reserve was $0.2 million as of December 31, 2021. During 2022 the affected inventory was scrapped and as of December 31, 2022 the inventory reserve was zero.

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

Net Loss per Share

Net loss per share amounts have been computed based on the weighted-average number of shares of common stock outstanding during the years ended December 31, 2022 and 2021.

Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for years ended December 31, 2022 and 2021 exclude the potential common stock equivalents, as the effect would be anti-dilutive.

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

The following table presents our deferred revenues by source (in thousands);

	Years ended December 31,
	2022	2021
Deferred revenues license fees	$20	$28
Deferred revenues products	9	70
Deferred non-recurring engineering	7	8
	$36	$106

Results of Operations

A summary of our financial results for the years ended December 31, 2022 and 2021 is as follows (in thousands, except percentages):

	2022	2021	Variance in Dollars	Variance in Percent
Revenue:
License fees	$4,470	$4,787	$(317)	(6.6)%
Percentage of revenue	78.8%	82.0%
Products	995	955	40	4.2%
Percentage of revenue	17.5%	16.4%
Non-recurring engineering	205	94	111	118.1%
Percentage of revenue	3.6%	1.6%
Total Revenue	$5,670	$5,836	$(166)	(2.8)%

Cost of Sales:
Products	$776	$922	$(146)	(15.8)%
Percentage of revenue	13.7%	15.8%
Non-recurring engineering	28	33	(5)	(15.2)%
Percentage of revenue	0.5%	0.6%
Total Cost of Sales	$804	$955	$(151)	(15.8)%

Total Gross Margin	$4,866	$4,881	$(15)	(0.3)%

Operating Expense:
Research and development	$3,963	$3,546	$417	11.8%
Percentage of revenue	69.9%	60.8%
Sales and marketing	2,034	2,839	(805)	(28.4)%
Percentage of revenue	35.9%	48.6%
General and administrative	4,155	5,603	(1,448)	(25.8)%
Percentage of revenue	73.3%	96.0%
Total Operating Expenses	$10,152	$11,988	$(1,836)	(15.3)%
Percentage of revenue	179.0%	205.4%

Operating Loss	$(5,286)	$(7,107)	$1,821	(25.6)%
Percentage of revenue	(93.2)%	(121.8)%
Interest income (expense)	100	(15)	115	(766.7)%
Percentage of revenue	1.8%	(0.3)%
Other income	21	-	21	-%
Percentage of revenue	0.4%	-%
Provision for income taxes	118	146	(28)	(19.2)%
Percentage of revenue	2.1%	2.5%
Less: net loss attributable to noncontrolling interests	400	818	(418)	(51.1)%
Percentage of revenue	7.1%	14.0%
Net loss attributable to Neonode Inc.	(4,883)	(6,450)	1,567	(24.3)%
Percentage of revenue	(86.1)%	(110.5)%
Net loss per share attributable to Neonode Inc. per share	$(0.36)	$(0.54)	$0.18	(33.3)%

Revenues

All of our sales for the years ended December 31, 2022 and 2021 were to customers located in the United States, Europe and Asia.

The decrease in total gross revenues by 2.8% for the year ended December 31, 2022 as compared to 2021 was primarily caused by lower license fees, offset by higher product sales and NRE.

The following tables present the net revenues distribution by geographical area and revenue stream for the years ended December 31, 2022 and 2021 (dollars in thousands):

	2022		2021
	Amount	Percentage	Amount	Percentage
AMER
License fees	$1,812	98.5%	$2,102	93.6%
Products	27	1.5%	144	6.4%
Non-recurring engineering	-	-%	-	-%
	$1,839	100.0%	$2,246	100.0%

APAC
License fees	$2,369	85.7%	$2,394	77.2%
Products	348	12.6%	661	21.3%
Non-recurring engineering	46	1.7%	48	1.5%
	$2,763	100.0%	$3,103	100.0%

EMEA
License fees	$289	27.1%	$291	59.8%
Products	620	58.0%	150	30.8%
Non-recurring engineering	159	14.9%	46	9.4%
	$1,068	100.0%	$487	100.0%

The following table presents disaggregated revenues by revenue stream for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Year ended December 31, 2022		Year ended December 31, 2021
	Amount	Percentage	Amount	Percentage
Net license revenues from automotive (license fees)	$1,551	27.4%	$1,602	27.5%
Net license revenues from consumer electronics (license fees)	2,919	51.5%	3,185	54.5%
Net revenues from TSMs (products)	995	17.5%	955	16.4%
Net revenues from non-recurring engineering services	205	3.6%	94	1.6%
	$5,670	100.0%	$5,836	100.0%

License fees decreased by 6.6% in 2022 as compared to 2021. The decrease is primarily the result of component shortages within the printer and automotive markets related to the COVID-19 pandemic, which in turn impacted our license revenues for 2022. However, we saw a recovery of license revenues for the second half of 2022 compared to the same period in 2021.

Revenues from product sales were $1.0 million, the same as for 2021. We saw a recovery for the second half of 2022 compared to same period in 2021, but our product sales continue to be negatively impacted by COVID-19 driven lock-downs in Asia. We are also affected by the comparatively long development and launch periods, often 12 to 18 months, or longer, for our customers’ new equipment solutions, which slows our sales growth.

Revenues from NRE services increased 118.1% in 2022 as compared to 2021. Revenues from NRE is associated with customer application development projects and typically fluctuates from quarter to quarter and year to year and is entirely dependent on specific customer driven development activities. We expect to continue to earn NRE fees in 2023 and future years.

Gross Margin

Our total gross margin was 85.8% in 2022 compared to 83.6% in 2021. Gross margin related to product sales was 22.0% in 2022 compared to 3.5% in 2021. In 2022 and 2021 product sales gross margin was impacted by one-time adjustments related to TSMs stock write-downs.

Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contracts and cost of goods sold for sensor modules includes fully burdened manufacturing costs, outsourced final assembly costs, and component costs of sensor modules.

Research and Development

Product R&D expenses for 2022 were 69.9% of total revenue compared to 60.8% in 2021. R&D in 2022 increased 11.8% compared to 2021 primarily due to higher cost for personnel and related costs. The cost was also affected by favorable exchange rate from Swedish Krona to US Dollar. There were 26 employees and zero consultants in our R&D department as of December 31, 2022 compared to 25 employees and 2 consultants as of December 31, 2021.

Our R&D groups are primarily tasked with developing technology and software platforms to support our TSMs and our customer integration activities for both our sensor hardware and license agreements.

Sales and Marketing

Sales and marketing expenses for 2022 were 35.9% of total revenue compared to 48.6% in 2021. Sales and marketing expenses in 2022 decreased 28.4% compared to 2021 primarily due to lower cost for personnel and related costs in 2022. The decrease was also result of favorable exchange rate from Swedish Krona to US Dollar. We had eight employees and five consultants in our sales and marketing department as of December 31, 2022 compared to eight employees and six consultants as of December 31, 2021. There is approximately $8,000 of stock-based compensation expense included in sales and marketing expenses for the year ended December 31, 2022 compared to $50,000 for the year ended December 31, 2021.

Our sales activities focus on OEM, ODM and Tier 1 customers, directly or through VARs, who license our technology or purchase and embed our touch sensor modules into their products.

General and Administrative

General and administrative (“G&A”) expenses were 73.3% of revenue in 2022 compared to 96.0% in 2021. Total G&A expenses in 2022 decreased 25.8% from 2021 and was primarily due to lower cost for personnel and related, depreciation and amortization, and professional fees. The decrease was also result of favorable exchange rate from Swedish Krona to US Dollar. As of December 31, 2022, we had 13 full-time employees and zero consultants in our G&A department fulfilling management, IT, HR and accounting responsibilities compared to seven full-time employees and three consultants as of December 31, 2021. There is approximately $114,000 of non-cash stock-based compensation included in G&A expenses for the year ended December 31, 2022 compared to $107,000 for the year ended December 31, 2021.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2022 was $121,000 compared to $(15,000) for the year ended December 31, 2021. The other income for 2022 was related to interest income earned and gain from recovery of bad debt offset by primarily finance leases. The other expense for 2021 was primarily related to finance leases.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won or the Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Gains or (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations were $35,000 and $(66,000) during the years ended December 31, 2022 and 2021, respectively. Foreign currency translation gains (losses) were $68,000 and $(4,000) during the years ended December 31, 2022 and 2021, respectively

Income Taxes

Our effective tax rate was (2)% for the year ended December 31, 2022 and (2)% for the year ended December 31, 2021. We recorded valuation allowances in 2022 and 2021 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $4.9 million for the year ended December 31, 2022, compared to a net loss of $6.5 million for the year ended December 31, 2021.

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

On December 1, 2020, Neonode Technologies AB entered into a lease for 6,684 square feet of office space located at Karlavägen 100, Stockholm, Sweden. The lease agreement has been extended and is valid through November 2023. It is extended on a yearly basis unless written notice is provided nine months prior to the expiration date.

On December 1, 2015, Pronode Technologies AB entered into a lease agreement for 9,040 square feet of workshop located at Faktorvägen 17, Kungsbacka, Sweden. The lease agreement has been extended and is valid through September 2024. It is extended on a three-year basis unless written notice is given nine months prior to the expiration date.

On September 1, 2019 we entered into a lease of office space located at the NishiShinjuku Takagi Building, 1203 NishiShinjuku, Shinjukuku, Tokyo, Japan. The lease was valid through August 31, 2021 and was not renewed. We now operate through a virtual office in Japan.

For the years ended December 31, 2022 and 2021, we recorded approximately $577,000 and $661,000, respectively, for rent expense.

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

In 2021 we terminated one finance lease by purchasing the related equipment and extended one finance lease for an additional two years.

During 2022, we entered into a lease for soundproof office pods. Under the terms of the agreement, the lease will be renewed within one year of the original three-year lease term. In accordance with relevant accounting guidance the lease is classified as a finance lease. The lease payments and depreciation periods began in May 2022 when the equipment went into service. The implicit interest rate of the lease is currently approximately 3.0% per annum.

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement (the “NN1002 Agreement”) with Texas Instruments (“TI”), with an effective date of December 6, 2012, pursuant to which TI agreed to integrate our intellectual property into an ASIC. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first two million ASICs sold. As of December 31, 2022, we had made no payments to TI under the NN1002 Agreement.

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

As of December 31, 2022, we had cash of $14.8 million, as compared to $17.4 million as of December 31, 2021.

Working capital (current assets less current liabilities) was $19.1 million as of December 31, 2022, compared to working capital of $19.1 million as of December 31, 2021.

Net cash used in operating activities for the year ended December 31, 2022 was $6.8 million and was primarily the result of a net loss including noncontrolling interests of approximately $5.3 million. Cash used to fund net losses is offset by approximately $0.6 million in non-cash operating expenses, mainly comprised of depreciation, amortization and stock-based compensation.

Accounts receivable and unbilled revenues increased by approximately $136,000 as of December 31, 2022 compared to December 31, 2021.

Inventory increased by approximately $1,133,000 as of December 31, 2022 compared to December 31, 2021.

Accounts payable and accrued expenses decreased approximately $460,000 as of December 31, 2022 compared to December 31, 2021.

Net cash used in operating activities for the year ended December 31, 2021 was $7.7 million and was primarily the result of a net loss including noncontrolling interests of approximately $7.3 million. Cash used to fund net losses is offset by approximately $1.3 million in non-cash operating expenses, mainly comprised of depreciation, amortization and stock-based compensation.

Net cash provided by financing activities for the year ended December 31, 2022 was $4.5 million and was mainly the result of the issuance of common stock, partly offset by principal payments on finance leases.

Net cash provided by financing activities for the year ended December 31, 2021 was $14.6 million and was mainly the result of the issuance of common stock, partly offset by principal payments on finance leases.

For the year ended December 31, 2022, we purchased $52,000 of fixed assets, consisting primarily of office equipment. For the year ended December 31, 2021, we purchased $67,000 of fixed assets, consisting primarily of engineering equipment.

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

During the twelve months ended December 31, 2022, we sold an aggregate of 886,065 shares of common stock under the ATM Facility, resulting in net proceeds of approximately $4,686,000 after payment of commissions to B. Riley Securities and other expenses of $167,000.

During the twelve months ended December 31, 2021, we sold an aggregate of 235,722 shares of common stock under the ATM Facility, resulting in net proceeds of approximately $1,984,000 after payment of commissions to B. Riley Securities and other expenses of $66,000.

During January 2023, we sold an aggregate of 903,716 shares of our common stock under the ATM Facility with aggregate net proceeds to us of $7,868,000, after payment of commissions to B. Riley Securities and other expenses of $244,000.

Future Sources of Liquidity

In the future, we may require sources of capital in addition to cash on hand and our ATM Facility to continue operations and to implement our strategy. If our operations do not become cash flow positive, we may be forced to seek equity investments or debt arrangements. Historically, we have been able to access the capital markets through sales of common stock and warrants to generate liquidity. Our management believes it could raise capital through public or private offerings if needed to provide us with sufficient liquidity.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Neonode Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Neonode Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Irvine, California

March 9, 2023

NEONODE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash	$14,816	$17,383
Accounts receivable and unbilled revenues, net	1,448	1,293
Inventory	3,827	2,520
Prepaid expenses and other current assets	707	836
Total current assets	20,798	22,032

Property and equipment, net	282	376
Operating lease right-of-use assets, net	118	584
Total assets	$21,198	$22,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$334	$776
Accrued payroll and employee benefits	951	1,037
Accrued expenses	200	371
Contract liabilities	36	106
Current portion of finance lease obligations	95	258
Current portion of operating lease obligations	83	425
Total current liabilities	1,699	2,973

Finance lease obligations, net of current portion	46	65
Operating lease obligations, net of current portion	35	117
Total liabilities	1,780	3,155

Commitments and contingencies

Stockholders’ equity:
Common stock, 25,000,000 shares authorized, with par value of $0.001; 14,455,765 and 13,575,952 shares issued and outstanding at December 31, 2022 and 2021, respectively	14	14
Additional paid-in capital	227,235	226,880
Accumulated other comprehensive loss	(340)	(408)
Accumulated deficit	(207,491)	(202,608)
Total Neonode Inc. stockholders’ equity	19,418	23,878
Noncontrolling interests	-	(4,041)
Total stockholders’ equity	19,418	19,837
Total liabilities and stockholders’ equity	$21,198	$22,992

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended
	December 31, 2022	December 31, 2021
Revenues:
License fees	$4,470	$4,787
Products	995	955
Non-recurring engineering	205	94
Total revenues	5,670	5,836

Cost of revenues:
Products	776	922
Non-recurring engineering	28	33
Total cost of revenues	804	955

Total gross margin	4,866	4,881

Operating expenses:
Research and development	3,963	3,546
Sales and marketing	2,034	2,839
General and administrative	4,155	5,603

Total operating expenses	10,152	11,988
Operating loss	(5,286)	(7,107)

Other income (expense):
Interest income (expense), net	100	(15)
Other income	21	-
Total other income (expense)	121	(15)

Loss before provision for income taxes	(5,165)	(7,122)

Provision for income taxes	118	146
Net loss including noncontrolling interests	(5,283)	(7,268)
Less: net loss attributable to noncontrolling interests	400	818
Net loss attributable to Neonode Inc.	(4,883)	(6,450)

Loss per common share:
Basic and diluted loss per share	$(0.36)	$(0.54)
Basic and diluted – weighted average number of common shares outstanding	13,632	11,907

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended
	December 31, 2022	December 31, 2021

Net loss including noncontrolling interests	$(5,283)	$(7,268)
Other comprehensive income (loss):
Foreign currency translation adjustments	68	(4)
Comprehensive loss	(5,215)	(7,272)
Less: Comprehensive loss attributable to noncontrolling interests	400	818
Comprehensive loss attributable to Neonode Inc.	$(4,815)	$(6,454)

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Neonode Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

Balances, January 1, 2021	11,504	$12	$211,663	$(404)	$(196,158)	$15,113	$(3,223)	$11,890

Issuance of shares for cash, net of offering costs	2,044	2	15,060	-	-	15,062	-	15,062

Stock-based compensation	28	-	157	-	-	157	-	157

Foreign currency translation adjustment	-	-	-	(4)	-	(4)	-	(4)

Net loss	-	-	-	-	(6,450)	(6,450)	(818)	(7,268)

Balances, December 31, 2021	13,576	14	226,880	(408)	(202,608)	23,878	(4,041)	19,837

Issuance of shares for cash, net of offering costs	886	-	4,686	-	-	4,686	-	4,686

Stock-based compensation	4	-	122	-	-	122	-	122

Repurchase and retirement of stock	(10)	-	(12)	-	-	(12)	-	(12)

Acquisition of remaining shares Pronode	-	-	(4,441)	-	-	(4,441)	4,441	-

Foreign currency translation adjustment	-	-	-	68	-	68	-	68

Net loss	-	-	-	-	(4,883)	(4,883)	(400)	(5,283)

Balances, December 31, 2022	14,456	$14	$227,235	$(340)	$(207,491)	$19,418	$-	$19,418

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 31, 2022	December 31, 2021

Cash flows from operating activities:
Net loss (including noncontrolling interests)	$(5,283)	$(7,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	122	157
Depreciation and amortization	120	632
Amortization of operating lease right-of-use assets	399	505
Recoveries of bad debt	(46)	-
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue, net	(136)	434
Projects in process	-	-
Inventory	(1,133)	(1,440)
Prepaid expenses and other current assets	37	247
Accounts payable and accrued expenses	(460)	(406)
Deferred revenues	(65)	(28)
Operating lease obligations	(363)	(511)

Net cash used in operating activities	(6,808)	(7,678)

Cash flows from investing activities:
Purchase of property and equipment	(52)	(67)

Net cash used in investing activities	(52)	(67)

Cash flow from financing activities:
Proceeds from issuance of common stock, net of offering costs	4,686	15,062
Repurchase of common stock	(12)	-
Principal payments on finance lease obligations	(165)	(487)
Net cash provided by financing activities	4,509	14,575

Effect of exchange rate changes on cash	(216)	80

Net change in cash	(2,567)	6,910

Cash at beginning of year	17,383	10,473

Cash at end of year	$14,816	$17,383

Supplemental disclosure of cash flow information:
Cash paid for interest	$9	$15
Cash paid for income taxes	$132	$146

Supplemental disclosure of non-cash investing and financial activities:
Right-of-use asset obtained in exchange for finance lease obligations	$24	$239
Acquisition of Pronode shares	$4,441	$-

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

Notes to the Consolidated Financial Statements

1.	Nature of the Business and Operations

Background and Organization

Neonode Inc. (“we”, “us”, “our”, or the “Company”) was incorporated in the State of Delaware in 1997 as the parent of Neonode AB, a company founded in February 2004 and incorporated in Sweden. We have the following wholly owned subsidiaries: Neonode Technologies AB (Sweden) (established in 2008 to develop and license touchscreen technology); Neonode Japan Inc. (Japan) (established in 2013); Neonode Korea Ltd. (South Korea) (established in 2014). In 2015, we established Pronode Technologies AB, a subsidiary of Neonode Technologies AB. Since October 1, 2022, Pronode Technologies AB is a wholly owned subsidiary of Neonode Technologies AB.

Operations

Neonode Inc., which is collectively with its subsidiaries referred to as “Neonode” or the “Company” in this report, develops advanced optical sensing solutions for contactless touch, touch, gesture sensing, and object detection and machine perception solutions using advanced machine learning algorithms to detect and track persons and objects in video streams for cameras and other types of imagers. We market and sell our contactless touch, touch, gesture sensing, and object detection products and solutions based on our zForce technology platform, and our machine perception solutions based on our MultiSensing technology platform. We offer our solutions to customers in many different markets and segments including, but not limited to, office equipment, automotive, industrial automation, medical, military and avionics.

Liquidity

We incurred net losses of approximately $4.9 million and $6.5 million for the years ended December 31, 2022 and 2021, respectively, and had an accumulated deficit of approximately $207.5 million as of December 31, 2022. In addition, we used cash in operating activities of approximately $6.8 million and $7.7 million for the years ended December 31, 2022 and 2021, respectively.

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

During the twelve months ended December 31, 2022, we sold an aggregate of 886,065 shares of common stock under the ATM Facility, resulting in net proceeds of approximately $4,686,000 after payment of commissions to B. Riley Securities and other expenses of $167,000.

During the twelve months ended December 31, 2021, we sold an aggregate of 235,722 shares of common stock under the ATM Facility, resulting in net proceeds of approximately $1,984,000 after payment of commissions to B. Riley Securities and other expenses of $66,000.

During January 2023, we sold an aggregate of 903,716 shares of our common stock under the ATM Facility with aggregate net proceeds to us of $7,868,000, after payment of commissions to B. Riley Securities and other expenses of $244,000.

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

2.	Summary of Significant Accounting policies

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Neonode Inc. and its wholly owned subsidiaries, as well as Pronode Technologies AB, a 51% majority owned subsidiary of Neonode Technologies AB, through September 30, 2022. On October 1, 2022, the remaining 49% of Pronode Technologies AB was acquired from Propoint AB, located in Gothenburg, Sweden. All inter-company accounts and transactions have been eliminated in consolidation.

Neonode consolidates entities in which it has a controlling financial interest. We consolidate subsidiaries in which we hold, directly or indirectly, more than 50% of the voting rights.

The consolidated balance sheets at December 31, 2022 and 2021 and the consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2022 and 2021 include our accounts and those of our wholly owned subsidiaries.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires making estimates and judgments that affect, at the date of the financial statements, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates and judgments.

Significant estimates and judgments include, but are not limited to: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, the standalone selling price of performance obligations, and transaction prices and assessing transfer of control; measuring variable consideration and other obligations such as product returns and refunds, and product warranties; provisions for uncollectible receivables; determining the net realizable value of inventory; recoverability of long-lived assets; for leases, determining whether a contract contains a lease, allocating consideration between lease and non-lease components, determining incremental borrowing rates, and identifying reassessment events, such as modifications; the valuation allowance related to our deferred tax assets; and the fair value of shares and options issued for stock-based compensation.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make the required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Should all efforts fail to recover the related receivable, we will write off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. Our allowance for doubtful accounts was approximately $30,000 and $79,000 as of December 31, 2022 and 2021, respectively.

Projects in Process

Projects in process consist of costs incurred toward the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our consolidated balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy. There were no costs capitalized in projects in process as of December 31, 2022 and 2021.

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

Due to the low sell-through of our AirBar products, management has decided to fully reserve work-in-process for AirBar components, as well as AirBar related raw materials and finished goods. The AirBar inventory reserve was $0.3 million and $0.8 million as of December 31, 2022 and 2021, respectively.

Management decided to reserve for TSM inventory related to a quality issue in production. The TSM inventory reserve was $0.2 million as of December 31, 2021. During 2022 the affected inventory was scrapped and as of December 31, 2022 the inventory reserve was zero.

Raw materials, work-in-process, and finished goods are as follows (in thousands):

	December 31,	December 31,
	2022	2021
Raw materials	$3,177	$1,446
Work-in-process	414	10
Finished goods	236	1,064
Ending inventory	$3,827	$2,520

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based upon estimated useful lives of the assets as follows:

Estimated useful lives

Computer equipment	3 years
Furniture and fixtures	5 years
Equipment	10 years

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

Long-Lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of December 31, 2022, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won or the Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Gains or (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were $35,000 and $(66,000) during the years ended December 31, 2022 and 2021, respectively. Foreign currency translation gains (losses) were $68,000 and $(4,000) during the years ended December 31, 2022 and 2021, respectively.

Concentration of Credit and Business Risks

Our customers are located in the United States, Europe and Asia.

As of December 31, 2022, five of our customers represented approximately 83% of our consolidated accounts receivable and unbilled revenues.

As of December 31, 2021, four of our customers represented approximately 76% of our consolidated accounts receivable and unbilled revenues.

Customers who accounted for 10% or more of our revenues during the year ended December 31, 2022 are as follows.

●	Hewlett-Packard Company – 27%

●	Seiko Epson – 19%

●	LG – 12%

●	Alpine Electronics – 10%

Customers who accounted for 10% or more of our revenues during the year ended December 31, 2021 are as follows.

●	Hewlett-Packard Company – 32%

●	Seiko Epson – 18%

●	LG – 13%

The Company conducts business in the United States, Europe and Asia. As of December 31, 2022, the Company maintained approximately $15,535,000, $3,857,000 and $26,000 of its net assets in the United States, Europe and Asia, respectively. As of December 31, 2021, the Company maintained approximately $17,198,000, $2,611,000 and $28,000 of its net assets in the United States, Europe and Asia, respectively.

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

For technology license arrangements that do not require significant modification or customization of the underlying technology, we recognize technology license revenue when the license is made available to the customer and the customer has a right to use that license. At the end of each reporting period, we record unbilled license fees using prior royalty revenue data by customer to make estimates of those royalties.

Explicit return rights are not offered to customers. There have been no returns through December 31, 2022.

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

Under U.S. GAAP, companies may make reasonable aggregations and approximations of returns data to accurately estimate returns. Our AirBar and TSM returns and warranty experience to date has enabled us to make reasonable returns estimates, which are supported by the fact that our product sales involve homogenous transactions. The reserve for future sales returns is recorded as a reduction of our accounts receivable and revenue and was $9,000 and $69,000 as of December 31, 2022 and 2021, respectively. The warranty reserve is recorded as an accrued expense and cost of sales and was $49,000 and $36,000 as of December 31, 2022 and 2021, respectively. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. During the years ended December 31, 2022 and 2021, we recorded no losses.

The following tables present the net revenues distribution by geographical area and market for the years ended December 31, 2022 and 2021 (dollars in thousands):

	2022		2021
	Amount	Percentage	Amount	Percentage
AMER
Net revenues from consumer electronics	$1,812	98.5%	$2,097	93.4%
Net revenues from distributors and other	27	1.5%	149	6.6%
	$1,839	100.0%	$2,246	100.0%

APAC
Net revenues from automotive	$1,295	46.9%	$1,330	42.9%
Net revenues from consumer electronics	1,127	40.8%	1,088	35.0%
Net revenues from distributors and other	341	12.3%	685	22.1%
	$2,763	100.0%	$3,103	100.0%

EMEA
Net revenues from automotive	$493	46.1%	$313	64.3%
Net revenues from medical	398	37.3%	73	15.0%
Net revenues from distributors and other	177	16.6%	101	20.7%
	$1,068	100.0%	$487	100.0%

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

The following table presents accounts receivable, unbilled revenues and deferred revenues as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Accounts receivable and unbilled revenues	$1,448	$1,293
Contract liabilities (deferred revenues)	$36	$106

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled revenues (contract assets), and customer advances and deposits or deferred revenue (contract liabilities) on the consolidated balance sheets. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets; contract assets are generally classified as current. The Company sometimes receives advances or deposits from its customers before revenue is recognized, which are reported as contract liabilities and are generally classified as current. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

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

Product Warranty

The following table summarizes the activity related to the product warranty liability (in thousands):

	Years ended
	December 31, 2022	December 31, 2021
Balance at beginning of period	$36	$25
Provisions for warranty issued	13	11
Balance at end of period	$49	$36

The Company accrues for warranty costs as part of its cost of sales of TSMs based on estimated costs. The Company’s products are generally covered by a warranty for a period of 12 months from the customer receipt of the product included as a component of accrued expenses on the consolidated balance sheet.

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

The following table presents our deferred revenues by source (in thousands):

	As of December 31,
	2022	2021
Deferred revenues license fees	$20	$28
Deferred revenues products	9	70
Deferred non-recurring engineering	7	8
	$36	$106

Deferred revenue not yet recognized was $36,000 as of December 31, 2022. We expect to recognize 100% of that revenue over the next twelve months. The Company recognized revenues of approximately $24,000 and $41,000, for 2022 and 2021, respectively, related to contract liabilities outstanding at the beginning of the year.

Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to approximately $158,000 and $208,000 for the years ended December 31, 2022 and 2021, respectively.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of December 31, 2022 and 2021. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of December 31, 2022 and 2021, we had no unrecognized tax benefits.

Net Loss per Share

Net loss per share amounts have been computed based on the weighted average number of shares of common stock outstanding during the years ended December 31, 2022 and 2021. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for years ended December 31, 2022 and 2021 exclude the potential common stock equivalents, as the effect would be anti-dilutive (see Note 14).

Other Comprehensive Income (Loss)

Our other comprehensive income (loss) includes foreign currency translation gains and losses. The cumulative amount of translation gains and losses are reflected as a separate component of stockholders’ equity in the consolidated balance sheets.

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the consolidated statements of operations was as follows:

	Years ended December 31,
	2022	2021
Swedish Krona	10.12	8.58
Japanese Yen	131.72	109.82
South Korean Won	1,292.25	1,144.95
Taiwan Dollar	29.81	27.93

Exchange rates for the consolidated balance sheets were as follows:

	As of December 31,
	2022	2021
Swedish Krona	10.43	9.03
Japanese Yen	131.12	115.12
South Korean Won	1,261.91	1,190.75
Taiwan Dollar	30.66	27.71

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

3.	Prepaid Expenses and Other Current Assets

Prepaid expense and other current assets consist of the following (in thousands):

	As of December 31,
	2022	2021

Prepaid insurance	$140	$189
Prepaid rent	91	6
VAT receivable	297	345
Advances	-	3
Advances to suppliers	-	38
Other	179	255
Total prepaid expenses and other current assets	$707	$836

4.	Property and Equipment

Property and equipment, net consist of the following (in thousands):

	As of December 31,
	2022	2021

Computers, software, furniture and fixtures	$1,336	$1,484
Equipment	2,639	3,463
Less accumulated depreciation and amortization	(3,693)	(4,571)
Property and equipment, net	$282	$376

Depreciation and amortization expense was $0.1 million and $0.6 million for the years ended December 31, 2022 and 2021, respectively.

5.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2022	2021

Accrued returns and warranty	$49	$36
Accrued consulting fees and other	151	335
Total accrued expenses	$200	$371

6.	Fair Value Measurements

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

There were no assets or liabilities recorded at fair value on a recurring basis in 2022 and 2021.

7.	Stockholders’ Equity

Common Stock

As of December 31, 2022 and 2021, our Restated Certificate of Incorporation, as amended (our “Certificate of Incorporation”), authorized us to issue up to 25,000,000 shares of common stock, par value $0.001 per share.

On August 12, 2021, we issued 12,830 shares of our common stock to key employees pursuant to our 2020 long-term incentive program (“2020 LTIP”) (see Note 8).

On December 29, 2021, we issued 14,735 shares of our common stock to key employees pursuant to our 2020 long-term incentive program (“2020 LTIP”) (see Note 8).

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

During the twelve months ended December 31, 2022, we sold an aggregate of 886,065 shares of common stock under the ATM Facility, resulting in net proceeds of approximately $4,686,000 after payment of commissions to B. Riley Securities and other expenses of $167,000.

Warrants and Other Common Stock Activity

During the year ended December 31, 2022, 431,368 warrants expired and no warrants were exercised. During the year ended December 31, 2021, no warrants expired and no warrants were exercised.

A summary of all warrant activity is set forth below:

Outstanding and exercisable	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
January 1, 2021	431,368	$11.20	0.13
Expired/forfeited	-	-	-
December 31, 2021	431,368	$11.20	0.13
Issued	-	-	-
Expired/forfeited	(431,368)	(11.20)	-
Exercised	-	-	-
December 31, 2022	-	$-	-

We have no outstanding warrants to purchase common stock as of December 31, 2022.

Preferred Stock

As of December 31, 2022 and 2021, our Certificate of Incorporation authorized us to issue up to 1,000,000 shares of preferred stock, par value $0.001 per share.

There were no transactions in our preferred stock during the years ended December 31, 2022 and 2021. No shares of preferred stock were issued and outstanding as of December 31, 2022.

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

On May 20, 2022, we issued 4,000 shares of common stock to a director pursuant to the 2020 Plan. The shares were immediately vested but subject to a two-year lock-up period after issuance. In the event the participant’s employment with the Company is terminated by the participant during the two-year lock-up period, the Company will repurchase the shares at a price equal to 30% of the lower of market value at issuance and the termination date. The Company has reported and paid Swedish social charges of $5,000 for the issued shares but only 30% of the stock-based compensation (totaling $5,000) was recognized immediately in the consolidated statements of operations for the year ended December 31, 2022, with the remainder to be recognized ratably over the two-year lock-up period.

On September 15, 2022, we repurchased 10,252 shares of common stock from an employee who resigned during the two-year lock up period associated with such shares for $12,000, pursuant to the terms of the 2020 LTIP.

During the years ended December 31, 2022 and 2021, we recognized $122,000 and $157,000, respectively, of stock-based compensation for the amortization of the LTIP over the respective lock-up periods.

The following table summarizes information with respect to all options to purchase shares of common stock outstanding under the 2006 Plan, the 2015 Plan and the 2020 Plan at December 31, 2022:

Options Outstanding
Range of Exercise Price	Number Outstanding and Exercisable at 12/31/22	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price

$ 0 - $ 15.00	2,500	0.59	$14.40
	2,500	0.59	$14.40

A summary of the combined activity under all of the stock option plans is set forth below:

	Options Outstanding
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding – January 1, 2021	10,500	$29.61	1.40	$-
Options granted	-	-		-
Options exercised	-	-		-
Options cancelled or expired	(1,000)	62.10		-
Options outstanding – December 31, 2021	9,500	$26.19	0.54	-
Options granted	-	-		-
Options exercised	-	-		-
Options cancelled or expired	(7,000)	30.40		-
Options outstanding and vested – December 31, 2022	2,500	$14.40	0.59	$-

No stock options were granted during the years ended December 31, 2022 and 2021, respectively.

During the years ended December 31, 2022 and 2021, we recorded no stock-based compensation expense related to the vesting of stock options. The estimated fair value of the stock options will be calculated using the Black-Scholes option pricing model as of the grant date of the stock option.

Stock options granted under the 2006 and 2015 Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

Stock-Based Compensation

The stock-based compensation expense for the years ended December 31, 2022 and 2021 reflects the estimated fair value of the vested portion of common stock granted to directors and employees (in thousands):

	Years ended December 31,
	2022	2021
(In thousands)
Sales and marketing	$8	$50
General and administrative	114	107
Stock-based compensation expense	$122	$157

There is no remaining unrecognized compensation expense related to stock options as of December 31, 2022. Unrecognized compensation expense related to the 2020 LTIP as of December 31, 2022 was $60,000, which will be recognized over two years.

9.	Commitments and Contingencies

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

Indemnities and Guarantees

Our bylaws require that we indemnify each of our executive officers and directors for certain events or occurrences arising because of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these agreements as of December 31, 2022 and December 31, 2021.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us regarding intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of December 31, 2022 and December 31, 2021.

One of our manufacturing partners has previously purchased material for the final assembly of AirBars. To protect the manufacturer from losses in relation to AirBar production, we agreed to secure the value of the inventory in a bank guarantee. In December 2021, the bank guarantee was cancelled.

Patent Assignment

On May 6, 2019, the Company assigned a portfolio of patents to Aequitas Technologies LLC. The assignment provides the Company the right to share the potential net proceeds generated from a licensing and monetization program. Net proceeds shall here be understood as gross proceeds less out of pocket expenses and legal fees.

On June 8, 2020, Neonode Smartphone LLC, a subsidiary of Aequitas Technologies LLC filed complaints against Apple and Samsung in the Western District of Texas for infringing two patents. The case against Apple was subsequently transferred to the Northern District of California. Both matters are still ongoing.

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an Application Specific Integrated Circuit (“ASIC”). Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2,000,000 ASICs sold. As of December 31, 2022, we had made no payments to TI under the NN1002 Agreement.

10.	Leases

We have operating leases for our corporate offices and our manufacturing facility, and finance leases for equipment. Our leases have remaining lease terms of one month to three years. One of our primary operating leases includes options to extend the lease for one to three years and the other primary lease includes an option to annually prolong; those operating leases also include options to terminate the leases within one year. Future renewal options that are not likely to be executed as of the balance sheet date are excluded from right-of-use assets and related lease liabilities.

Our operating leases represent building leases for our Stockholm corporate offices and our Kungsbacka manufacturing facility. Our Stockholm corporate office lease has a remaining lease term of under one year and both of our leases are automatically renewed at a cost increase of 2% on an annual basis, unless we provide written notice nine months prior to the respective expiration dates.

We report operating lease right-of-use assets, as well as current and noncurrent operating lease obligations on our consolidated balance sheets for the right to use those buildings in our business. Our finance leases represent manufacturing equipment; we report the manufacturing equipment, as well as current and noncurrent finance lease obligations on our consolidated balance sheets.

Generally, interest rates are stated in our leases for equipment. When no interest rate is stated in a lease, however, we review the interest rates implicit in our recent finance leases to estimate our incremental borrowing rate. We determine the rate implicit in a lease by using the most recent finance lease rate, or other method we think most closely represents our incremental borrowing rate.

The components of lease expense were as follows (in thousands):

	Years ended December 31,
	2022	2021
Operating lease cost (1)	$596	$662

Finance lease cost:
Amortization of leased assets	$66	$585
Interest on lease liabilities	8	14
Total finance lease cost	$74	$599

(1)	Includes short term lease costs of $180,000 and $127,000 for the years ended December 31, 2022 and 2021.

Supplemental cash flow information related to leases was as follows (in thousands):

	Years ended December 31,
	2022	2021
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$(399)	$(505)
Operating cash flows from finance leases	(8)	(14)
Financing cash flows from finance leases	(165)	(487)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-	239
Finance leases	24	-

Supplemental balance sheet information related to leases was as follows (in thousands):

	As of December 31,
	2022	2021
Operating leases
Operating lease right-of-use assets, net	$118	$584

Current portion of operating lease obligations	$83	$425
Operating lease liabilities, net of current portion	35	117
Total operating lease liabilities	$118	$542

Finance leases
Property and equipment, at cost	$2,622	$3,463
Accumulated depreciation	(2,418)	(3,199)
Property and equipment, net	$204	$264

Current portion of finance lease obligations	$95	$258
Finance lease liabilities, net of current portion	46	65
Total finance lease liabilities	$141	$323

Year ended December 31, 2022
Weighted-Average Remaining Lease Term
Operating leases	1.8 years
Finance leases	1.5 years

Weighted-Average Discount Rate
Operating leases (2)	5%
Finance leases	2%

(2)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

A summary of future minimum payments under non-cancellable operating lease commitments as of December 31, 2022 is as follows (in thousands):

Years ending December 31,	Total
2023	$71
2024	53
Total minimum payments required:	124
Less imputed interest	(6)
Total lease liabilities	118
Less current portion	(83)
$35

The following is a schedule of minimum future rentals on the non-cancelable finance leases as of December 31, 2022 (in thousands):

Year ending December 31,	Total
2023	$98
2024	28
2025	19
Total minimum payments required:	145
Less amount representing interest:	(4)
Present value of net minimum lease payments:	141
Less current portion	(95)
$46

11.	Segment Information

Our Company has one reportable segment, which is comprised of the touch technology licensing and sensor module business.

We report revenues from external customers based on the country where the customer is located. The following table presents revenues by geographic region for the years ended December 31, 2022 and 2021 (dollars in thousands):

	2022		2021
	Amount	Percentage	Amount	Percentage
United States	$1,839	33%	$2,241	39%
Japan	1,742	31%	1,894	33%
South Korea	861	15%	894	15%
Switzerland	398	7%	73	1%
Germany	298	5%	303	5%
France	193	3%	7	-%
Sweden	155	3%	22	-%
China	130	2%	311	5%
Other	54	1%	91	2%
Total	$5,670	100%	$5,836	100%

12.	Income Taxes

Loss before provision for income taxes was distributed geographically for the years ended December 31, as follows (in thousands):

	2022	2021
Domestic	$(4,453)	$(5,570)
Foreign	(712)	(1,552)

Total	$(5,165)	$(7,122)

The provision (benefit) for income taxes is as follows for the years ended December 31 (in thousands):

	2022	2021
Current
Federal	$-	$-
State	-	-
Foreign	118	146
Change in deferred
Federal	(186)	(1,177)
Federal valuation allowance	186	1,177
State	(3)	-
State valuation allowance	3	-
Foreign	(3,517)	(1,842)
Foreign valuation allowance	3,517	1,842

Total current	$118	$146

The differences between our effective income tax rate and the U.S. federal statutory federal income tax rate for the years ended December 31, are as follows:

	2022	2021
Amounts at statutory tax rates	21%	21%
Foreign losses taxed at different rates	(1)%	(1)%
Stock-based compensation	(1)%	(1)%
GILTI inclusion	(16)%	-%
Other	(2)%	(1)%
Total	1%	18%
Valuation allowance	(3)%	(20)%
Effective tax rate	(2)%	(2)%

Significant components of the deferred tax asset balances at December 31 are as follows (in thousands):

	2022	2021
Deferred tax assets:
Accruals	$(13)	$(87)
Stock compensation	4	38
Net operating losses	25,608	21,943
Total deferred tax assets	25,599	21,894
Valuation allowance	(25,599)	(21,894)

Total net deferred tax assets	$-	$-

Valuation allowances are recorded to offset certain deferred tax assets due to management’s uncertainty of realizing the benefits of these items. Management applies a full valuation allowance for the accumulated losses of Neonode Inc. and its subsidiaries, since it is not determinable using the “more likely than not” criteria that there will be any future benefit of our deferred tax assets. This is mainly due to our history of operating losses. As of December 31, 2022, we had federal, state and foreign net operating losses of $75.6 million, $20.1 million and $40.4 million, respectively. The federal loss carryforward begins to expire in 2028, and the California loss carryforward begins to expire in 2030. The foreign loss carryforward, which is generated in Sweden, does not expire.

Utilization of the net operating loss and tax credit carryforwards is subject to an annual limitation due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating losses and tax credit carryforwards before utilization.  As of December 31, 2022, we had not completed the determination of the amount to be limited under the provision.

We follow the provisions of accounting guidance which includes a two-step approach to recognizing, derecognizing and measuring uncertain tax positions. There were no unrecognized tax benefits for the years ended December 31, 2022 and 2021.

We follow the policy to classify accrued interest and penalties as part of the accrued tax liability in the provision for income taxes. For the years ended December 31, 2022 and 2021 we did not recognize any interest or penalties related to unrecognized tax benefits.

As of December 31, 2022, we had no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

We file income tax returns in the U.S. federal jurisdiction, California, Sweden, and Japan. The 2008 through 2021 tax years are open and may be subject to potential examination in one or more jurisdictions. We are not currently under any federal, state or foreign income tax examinations.

13. Employee Benefit Plans

We participate in a number of individual defined contribution pension plans for our employees in Sweden. We contribute between 4.5% and 30% of the employee’s annual salary to these pension plans depending on age and salary level. Contributions relating to these defined contribution plans for the years ended December 31, 2022 and 2021 were $555,000 and $587,000, respectively. We match U.S. employee contributions to a 401(K) retirement plan up to a maximum of six percent (6%) of an employee’s annual salary. Contributions relating to the matching 401(K) contributions for the years ended December 31, 2022 and 2021 were $6,000 and $10,000, respectively. In Taiwan, we contribute six percent (6%) of the employee’s annual salary to a pension fund which agrees with Taiwan’s Labor Pension Act. Contributions relating to the Taiwanese pension fund for the years ended December 31, 2022 and 2021 were $4,000 and $2,000, respectively.

14. Net Loss Per Share

Basic net loss per common share for the years ended December 31, 2022 and 2021 was computed by dividing the net loss attributable to common shareholders of Neonode Inc. for the relevant period by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share is computed by dividing net loss attributable to common shareholders of Neonode Inc. for the relevant period by the weighted average number of shares of common stock and common stock equivalents outstanding during the year.

The Company had no potential common stock equivalents as of December 31, 2022 or 2021.

	Years ended December 31,
(In thousands, except per share amounts)	2022	2021
BASIC AND DILUTED
Weighted average number of common shares outstanding	13,632	11,907

Net loss attributable to common shareholders of Neonode Inc.	$(4,883)	$(6,450)

Net loss per share basic and diluted	$(0.36)	$(0.54)

15. Subsequent Events

During January 2023, we sold an aggregate of 903,716 shares of our common stock under the ATM Facility with aggregate net proceeds to us of $7,868,000, after payment of commissions to B. Riley Securities and other expenses of $244,000.

No other subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto other than as discussed elsewhere in the accompanying notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective as of December 31, 2022 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making their assessment, our management used criteria established in the framework on Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting in accordance with applicable SEC rules that permit us to provide only management´s report in this report.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. Principal AccountING Fees and Services

The information required by this Item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The consolidated financial statements of the registrant are listed in the index to the consolidated financial statements and filed under Item 8 of this Annual Report.

Financial Statement Schedules

Not Applicable.

Exhibits

Number	Description
3.1	Restated Certificate of Incorporation of Neonode Inc., (incorporated by reference to Exhibit 3.1 of the registrant’s current report on Form 8-K filed on December 11, 2020)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the registrant’s current report on Form 8-K filed on July 27, 2022)
4.1	Description of registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to the registrant’s Form S-3 (No. 333-255964), filed on May 10, 2021)
10.1	Assignment Agreement with Aequitas Technologies LLC, dated May 6, 2019 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed May 8, 2019)
10.2	Form of Purchase Warrant (incorporated by reference to Exhibit 4.1 of the registrant’s current report on Form 8-K filed on August 16, 2016)
10.3	Form of Warrant, dated as of August 8, 2017 (incorporated by reference to Exhibit 4.1 of the registrant’s current report on Form 8-K, filed on August 8, 2017)
10.4	Employment Agreement of Urban Forssell, dated October 20, 2019 (incorporated by reference to Exhibit 10.4 of the registrant’s annual report on Form 10-K filed on March 10, 2021)+
10.5	Employment Agreement of Fredrik Nihlén, dated March 30, 2021 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K, filed on March 31, 2021) +
10.6	Neonode Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the registrant’s annual report on Form 10-K filed on March 11, 2016)
10.7	Form of Notice of Grant of Stock Option used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the registrant’s annual report on Form 10-K filed on March 11, 2016)
10.8	Form of Notice of Grant of Restricted Stock used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of the registrant’s annual report on Form 10-K filed on March 11, 2016)
10.9	Form of Notice of Grant of Restricted Stock Units used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of the registrant’s annual report on Form 10-K filed on March 11, 2016)
10.10	Form of Notice of Grant of Stock Option to Swedish residents used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the registrant’s annual report on Form 10-K filed on March 11, 2016)
10.11	Neonode Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the registration statement on Form S-8 (No. 333-249806) filed on November 2, 2020).
10.12	Placement Agency Agreement, dated October 21, 2021, by and among the registrant and Pareto Securities Inc. and Pareto Securities AB (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed on October 21, 2021).
21	Subsidiaries of the registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEONODE INC. (Registrant)

Date: March 9, 2023	By:	/s/ Fredrik Nihlén
Fredrik Nihlén
Chief Financial Officer

Pursuant to the requirements for the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and dates indicated.

Name	Title	Date

/s/ Urban Forssell	President and Chief Executive Officer	March 9, 2023
Urban Forssell	(Principal Executive Officer)

/s/ Fredrik Nihlén	Chief Financial Officer	March 9, 2023
Fredrik Nihlén	(Principal Financial and Accounting Officer)

/s/ Ulf Rosberg	Chairman of the Board of Directors	March 9, 2023
Ulf Rosberg

/s/ Per Löfgren	Director	March 9, 2023
Per Löfgren

/s/ Peter Lindell	Director	March 9, 2023
Peter Lindell

/s/ Cecilia Edström	Director	March 9, 2023
Cecilia Edström