Form 10-Q
period 2023-03-31
Neonode Inc.
filed 2023-05-11
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

The number of shares of the registrant’s common stock outstanding as of May 5, 2023 was 15,359,481.

NEONODE INC.

Quarterly Report on Form 10-Q

For the Fiscal Quarter Ended March 31, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEONODE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$20,981	$14,816
Accounts receivable and unbilled revenues, net	1,941	1,448
Inventory	3,851	3,827
Prepaid expenses and other current assets	648	707
Total current assets	27,421	20,798

Property and equipment, net	284	282
Operating lease right-of-use assets, net	103	118
Total assets	$27,808	$21,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$314	$334
Accrued payroll and employee benefits	870	951
Accrued expenses	464	200
Contract liabilities	31	36
Current portion of finance lease obligations	73	95
Current portion of operating lease obligations	85	83
Total current liabilities	1,837	1,699

Finance lease obligations, net of current portion	41	46
Operating lease obligations, net of current portion	18	35
Total liabilities	1,896	1,780

Commitments and contingencies

Stockholders’ equity:
Common stock, 25,000,000 shares authorized, with par value of $0.001; 15,359,481 and 14,455,765 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	15	14
Additional paid-in capital	235,118	227,235
Accumulated other comprehensive loss	(305)	(340)
Accumulated deficit	(208,916)	(207,491)
Total stockholders’ equity	25,912	19,418
Total liabilities and stockholders’ equity	$27,808	$21,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2023	2022
Revenues:
License fees	$1,148	$1,104
Products	102	147
Non-recurring engineering	3	67
Total revenues	1,253	1,318

Cost of revenues:
Products	47	51
Non-recurring engineering	-	9
Total cost of revenues	47	60

Total gross margin	1,206	1,258

Operating expenses:
Research and development	802	1,023
Sales and marketing	592	616
General and administrative	1,384	1,010

Total operating expenses	2,778	2,649
Operating loss	(1,572)	(1,391)

Other income (expense):
Interest income (expense), net	158	(2)
Total other income (expense)	158	(2)

Loss before provision for income taxes	(1,414)	(1,393)

Provision for income taxes	11	44
Net loss including noncontrolling interests	(1,425)	(1,437)
Less: Net loss attributable to noncontrolling interests	-	57
Net loss attributable to Neonode Inc.	$(1,425)	$(1,380)

Loss per common share:
Basic and diluted loss per share	$(0.09)	$(0.10)
Basic and diluted – weighted average number of common shares outstanding	15,209	13,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2023	2022
Net loss	$(1,425)	$(1,437)

Other comprehensive income (loss):
Foreign currency translation adjustments	35	33
Other comprehensive loss	(1,390)	(1,404)
Less: Comprehensive loss attributable to noncontrolling interests	-	57
Other comprehensive loss attributable to Neonode Inc.	$(1,390)	$(1,347)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

For the three months ended March 31, 2023 and 2022

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Neonode Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balances, December 31, 2022	14,456	$14	$227,235	$(340)	$(207,491)	$19,418	$-	$19,418
Stock-based compensation	-	-	18	-	-	18	-	18
Issuance of shares for cash, net of offering costs	903	1	7,865	-	-	7,866	-	7,866
Foreign currency translation adjustment	-	-	-	35	-	35	-	35
Net loss	-	-	-	-	(1,425)	(1,425)	-	(1,425)
Balances, March 31, 2023	15,359	$15	$235,118	$(305)	$(208,916)	$25,912	$-	$25,912

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Neonode Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balances, December 31, 2021	13,576	$14	$226,880	$(408)	$(202,608)	$23,878	$(4,041)	$19,837
Stock-based compensation	-	-	39	-	-	39	-	39
Foreign currency translation adjustment	-	-	-	33	-	33	-	33
Net loss	-	-	-	-	(1,380)	(1,380)	(57)	(1,437)
Balances, March 31, 2022	13,576	$14	$226,919	$(375)	$(203,988)	$22,570	$(4,098)	$18,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss (including noncontrolling interests)	$(1,425)	$(1,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	18	39
Depreciation and amortization	17	45
Amortization of operating lease right-of-use assets	16	114
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue, net	(491)	146
Inventory	(11)	(1,121)
Prepaid expenses and other current assets	66	98
Accounts payable, accrued payroll and employee benefits, and accrued expenses	133	22
Contract liabilities	(5)	(1)
Operating lease obligations	(16)	(184)
Net cash used in operating activities	(1,698)	(2,279)

Cash flows from investing activities:
Purchase of property and equipment	-	(5)
Net cash used in investing activities	-	(5)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	7,866	-
Principal payments on finance lease obligations	(28)	(61)
Net cash provided by (used in) financing activities	7,838	(61)

Effect of exchange rate changes on cash	25	88

Net change in cash	6,165	(2,257)
Cash at beginning of period	14,816	17,383
Cash at end of period	$20,981	$15,126

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$11	$44
Cash paid for interest	$2	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements include all adjustments consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim period presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of results for a full fiscal year or any other period.

The accompanying condensed consolidated financial statements for the three months ended March 31, 2023 and 2022 have been prepared by us, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Operations

Neonode Inc., which is collectively with its subsidiaries referred to as “Neonode” or the “Company” in this report, develops advanced optical sensing solutions for contactless touch, touch, gesture sensing, and object detection and machine perception solutions using advanced machine learning algorithms to detect and track persons and objects in video streams for cameras and other types of imagers. We market and sell our contactless touch, touch, and gesture sensing, and object detection products and solutions based on our zForce technology platform, and our scene analysis solutions based on our MultiSensing technology platform. We offer our solutions to customers in many different markets and segments including, but not limited to, office equipment, automotive, industrial automation, medical, military and avionics.

In our operations, we have historically focused on three different business areas, human machine interface (“HMI”) Solutions, HMI Products and Remote Sensing Solutions. On May 4, 2021, we announced a new strategy and organizational update targeting an increased focus on the Company’s contactless touch business and on current market opportunities in North America (“AMER”), Asia-Pacific (“APAC”), and Europe, Middle East and Africa (“EMEA”). We thereby changed from a business area organization to a regional sales organization going forward. Revenues are, however, primarily monitored for each of our revenue streams consisting of license fees, product sales and non-recurring engineering fees.

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $1.4 million for each of the three months ended March 31, 2023 and 2022, and had an accumulated deficit of approximately $208.9 million and $207.5 million as of March 31, 2023 and December 31, 2022, respectively. In addition, operating activities used cash of approximately $1.7 million and $2.3 million for the three months ended March 31, 2023 and 2022, respectively.

The condensed consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and the repayment of liabilities in the ordinary course of business.

Management evaluated the significance of the Company’s operating loss and determined that the Company’s current operating plan and sources of potential capital (including the Company’s at-the-market facility described below) would be sufficient to alleviate concerns about the Company’s ability to continue as a going concern. During the three months ended March 31, 2023, the Company sold an aggregate of 903,716 shares of its common stock under the at-the-market facility with aggregate net proceeds to the Company of $7,866,000, after payment of commissions to B. Riley Securities, the agent for the at-the-market facility, and other expenses of $244,000.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of Neonode Inc. and its wholly-owned subsidiaries, as well as Pronode Technologies AB, a 51% majority-owned subsidiary of Neonode Technologies AB, until September 30, 2022. On October 1, 2022, the remaining 49% of Pronode Technologies AB was acquired from Propoint AB, located in Gothenburg, Sweden. All inter-company accounts and transactions have been eliminated in consolidation.

Neonode consolidates entities in which it has a controlling financial interest. We consolidate subsidiaries in which we hold, directly or indirectly, more than 50% of the voting rights.

The condensed consolidated balance sheets at March 31, 2023 and December 31, 2022 and the condensed consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the three months ended March 31, 2023 and 2022 include our accounts and those of our wholly-owned subsidiaries as well as Pronode Technologies AB.

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

Accounts Receivable and Credit Losses

Accounts receivable is stated at net realizable value. We estimate and record a provision for expected credit losses related to our financial instruments, including our trade receivables. We consider historical collection rates, the current financial status of our customers, macroeconomic factors, and other industry-specific factors when evaluating for current expected credit losses. Forward-looking information is also considered in the evaluation of current expected credit losses. However, because of the short time to the expected receipt of accounts receivable, we believe that the carrying value, net of excepted losses, approximates fair value and therefore, relies more on historical and current analysis of such financial instruments, including our trade receivables.

Further, we consider macroeconomic factors and the status of the technology industry to estimate if there are current expected credit losses within our trade receivables based on the trends and our expectation of the future status of such economic and industry-specific factors. Also, specific allowance amounts are established based on review of outstanding invoices to record the appropriate provision for customers that have a higher probability of default.

The accounts receivable balance on our consolidated balance sheet as of March 31, 2023 was $1.9 million, net of approximately $30,000 of allowances. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected at March 31, 2023:

Balance at January 1, 2023	$30,000
Change in expected credit losses	-
Write-offs, net of recoveries	-
Balance at March 31, 2023	$30,000

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

Due to the low sell-through of our AirBar products, management has decided to fully reserve work-in-process for AirBar components, as well as AirBar related raw materials. Management has further decided to reserve for a portion of AirBar finished goods, depending on type of AirBar and in which location it is stored. The AirBar inventory reserve was $0.3 million as of March 31, 2023 and December 31, 2022, respectively.

Raw materials, work-in-process, and finished goods are as follows (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$3,241	$3,177
Work-in-process	384	414
Finished goods	226	236
Ending inventory	$3,851	$3,827

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based upon estimated useful lives of the assets as follows:

Estimated useful lives

Computer equipment	3 years
Furniture and fixtures	5 years
Equipment	7 years

Depreciation of equipment purchased under a finance lease is depreciated over the term of the lease, if that lease term is shorter than the estimated useful life.

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

Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of March 31, 2023, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won and Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Foreign currency translation gains were $35,000 and $33,000 during the three months ended March 31, 2023 and 2022, respectively. Losses resulting from foreign currency transactions are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and were $(5,000) during the three months ended March 31, 2023 compared to $(1,000) during the same period in 2022.

Concentration of Credit and Business Risks

Our customers are located in the United States, Europe and Asia.

As of March 31, 2023, three of our customers represented approximately 64% of our consolidated accounts receivable and unbilled revenues.

As of December 31, 2022, five of our customers represented approximately 83% of our consolidated accounts receivable and unbilled revenues.

Customers who accounted for 10% or more of our net revenues during the three months ended March 31, 2023 are as follows:

●	Hewlett-Packard Company – 31%

●	Seiko Epson – 20%

●	Alps Alpine – 15%

●	LG – 14%

Customers who accounted for 10% or more of our net revenues during the three months ended March 31, 2022 are as follows:

●	Hewlett-Packard Company – 32%

●	Seiko Epson – 17%

●	LG – 15%

●	Alps Alpine – 11%

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

Explicit return rights are not offered to customers. There have been no returns through March 31, 2023.

Product Sales

We earn revenue from sales of TSM hardware products to our Original Equipment Manufacturer (“OEM”), Original Design Manufacturer (“ODM”) and Tier 1 supplier customers, who embed our hardware into their products, and from sales of branded consumer products that incorporate our TSMs that are sold through distributors or directly to end users. These distributors are generally given business terms that allow them to return unsold inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. Our sales agreements generally provide customers with limited rights of return and warranty provisions.

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

Under U.S. GAAP, companies may make reasonable aggregations and approximations of returns data to accurately estimate returns. Our AirBar and TSM returns and warranty experience to date has enabled us to make reasonable returns estimates, which are supported by the fact that our product sales involve homogenous transactions. The reserve for future sales returns is recorded as a reduction of our accounts receivable and revenue and was $9,000 as of each of March 31, 2023 and December 31, 2022. The warranty reserve is recorded as an accrued expense and cost of sales and was $47,000 as of March 31, 2023 and $49,000 as of December 31, 2022. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. During the three months ended March 31, 2023 and 2022, no losses related to SOW projects were recorded.

The following tables present the net revenues distribution by geographical area and market for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three months ended March 31, 2023		Three months ended March 31, 2022
	Amount	Percentage	Amount	Percentage
AMER
Net revenues from consumer electronics	$447	95%	$479	97%
Net revenues from distributors and other	24	5%	14	3%
	$471	100%	$493	100%

APAC
Net revenues from automotive	$357	56%	$356	55%
Net revenues from consumer electronics	258	41%	235	37%
Net revenues from distributors and other	19	3%	50	8%
	$634	100%	$641	100%

EMEA
Net revenues from automotive	$89	60%	$88	48%
Net revenues from medical	34	23%	64	35%
Net revenues from distributors and other	25	17%	32	17%
	$148	100%	$184	100%

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

The following table presents accounts receivable and deferred revenues as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Accounts receivable and unbilled revenue, net	$1,941	$1,448
Contract liabilities (deferred revenues)	$31	$36

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

We expense as incurred costs of obtaining a contract when the amortization period of those costs would have been less than or equal to one year.

Product Warranty

The following table summarizes the activity related to the product warranty liability (in thousands):

	March 31, 2023	December 31, 2022
Balance at beginning of period	$49	$36
Provisions for warranty issued	(2)	13
Balance at end of period	$47	$49

The Company accrues for warranty costs as part of its cost of sales of TSMs based on estimated costs. The Company’s products are generally covered by a warranty for a period of 12 months from the customer receipt of the product included as a component of accrued expenses on the condensed consolidated balance sheet.

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

The following table presents our deferred revenues by source (in thousands):

	March 31, 2023	December 31, 2022
Deferred revenues license fees	$18	$20
Deferred revenues products	9	9
Deferred revenues non-recurring engineering	4	7
	$31	$36

During the three months ended March 31, 2023, the Company recognized revenues of approximately $5,000 related to contract liabilities outstanding at the beginning of the year.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three months ended March 31, 2023 and 2022 amounted to approximately $54,000 and $46,000, respectively.

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

The Company provides either in the condensed consolidated statement of stockholders’ equity, if presented, or in the notes to condensed consolidated financial statements, a reconciliation at the beginning and the end of the period of the carrying amount of total equity (net assets), equity (net assets) attributable to the Company, and equity (net assets) attributable to the noncontrolling interest that separately discloses:

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of March 31, 2023 and December 31, 2022. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of March 31, 2023 and December 31, 2022, we had no unrecognized tax benefits.

Net Loss per Share

Net loss per share amounts have been computed based on the weighted average number of shares of common stock outstanding during the three months ended March 31, 2023 and 2022. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for the three months ended March 31, 2023 and 2022 exclude the potential common stock equivalents, as the effect would be anti-dilutive (see Note 8).

Other Comprehensive Income (Loss)

Our other comprehensive income (loss) includes foreign currency translation gains and losses. The cumulative amount of translation gains and losses are reflected as a separate component of stockholders’ equity as accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets.

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rates for the condensed consolidated statements of operations were as follows:

	Three months ended March 31,
	2023	2022
Swedish Krona	10.46	9.34
Japanese Yen	132.34	116.23
South Korean Won	1,276.12	1,205.29
Taiwan Dollar	30.41	28.00

The exchange rates for the condensed consolidated balance sheets were as follows:

	As of
	March 31,	December 31,
	2023	2022
Swedish Krona	10.36	10.43
Japanese Yen	132.83	131.12
South Korean Won	1,304.60	1,261.91
Taiwan Dollar	30.49	30.66

Fair Value of Financial Instruments

We disclose the estimated fair values for all financial instruments for which it is practicable to estimate fair value. Financial instruments including cash, accounts receivable, accounts payable and accrued expenses are deemed to approximate fair value due to their short maturities.

Recent Accounting Pronouncements

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”), supplemented by subsequent accounting standards updates. The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13, as amended, is effective for fiscal years beginning after December 15, 2022, as we were a smaller reporting company as of November 15, 2019, the determination date. We adopted ASU 2016-13 on January 1, 2023. Based on the composition of our accounts receivable, and other financial assets, including current market conditions and historical credit loss activity, the adoption of this standard did not have a material impact on our consolidated financial statements or disclosures. Specifically, our estimate of expected credit losses as of March 31, 2023, using our expected credit loss evaluation process described above, resulted in no adjustments to the provision for credit losses and no cumulative-effect adjustment to accumulated deficit on the adoption date of the standard.

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

Common Stock

As of March 31, 2023 and December 31, 2022, our Restated Certificate of Incorporation, as amended, authorized us to issue up to 25,000,000 shares of common stock, par value $0.001 per share.

On May 20, 2022, we issued 4,000 shares of our common stock to a director pursuant to the Neonode Inc. 2020 Stock Incentive Plan (the “2020 Plan”) (see Note 4).

On September 15, 2022, we repurchased 10,252 shares of common stock from an employee who resigned during the two-year lock up period associated with such shares for $12,000, pursuant to the terms of the 2020 LTIP.

During the year ended December 31, 2022, we sold an aggregate of 886,065 shares of common stock under the ATM Facility, resulting in net proceeds of approximately $4,686,000 after payment of commissions to B. Riley Securities and other expenses of $167,000.

During the three months ended March 31, 2023, we sold an aggregate of 903,716 shares of our common stock under the ATM Facility with aggregate net proceeds to us of $7,866,000, after payment of commissions to B. Riley Securities and other expenses of $244,000.

Preferred Stock

As of March 31, 2023 and December 31, 2022, our Restated Certificate of Incorporation, as amended, authorized us to issue up to 1,000,000 shares of preferred stock, par value $0.001 per share.

There were no transactions in our preferred stock during the three months ended March 31, 2023 and 2022. No shares of preferred stock were issued and outstanding as of March 31, 2023 and December 31, 2022.

Warrants

As of March 31, 2023 and December 31, 2022, the Company had no outstanding warrants to purchase common stock.

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

Stock Options and Long-Term Incentive Plan

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

In 2020 we established the 2020 long-term incentive program (the “2020 LTIP”) to provide eligible persons with the opportunity to acquire an equity interest, or otherwise increase their equity interest, in the Company as an incentive for them to remain in the service of the Company. Through the 2020 LTIP, eligible employees of Neonode may waive between 50% to 67% of future unearned bonuses that may be awarded to them under the Company’s annual bonus arrangement in exchange for the grant of shares of the Company’s common stock.

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

For the three months ended March 31, 2023 and 2022, we recognized $18,000 and $39,000, respectively, of stock-based compensation for the amortization of the 2020 LTIP over the respective lock-up periods.

A summary of the combined activity under all of our stock option plans is set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2023	2,500	$14.40
Expired	-	-
Outstanding at March 31, 2023	2,500	$14.40

The aggregate intrinsic value of the 2,500 stock options that are outstanding, vested and expected to vest as of March 31, 2023 was $0.

For the three months ended March 31, 2023 and 2022, we recorded no compensation expense related to the vesting of stock options.

During the three months ended March 31, 2023, we did not grant any options to purchase shares of our common stock to employees or members of our board of directors.

Stock options granted under the 2006, 2015 and 2020 Plans are exercisable over a maximum term of 10 years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

5. Commitments and Contingencies

Indemnities and Guarantees

Our bylaws require that we indemnify each of our executive officers and directors for certain events or occurrences arising because of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these agreements as of March 31, 2023 and December 31, 2022.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us regarding intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of March 31, 2023 and December 31, 2022.

Patent Assignment

On May 6, 2019, the Company assigned a portfolio of patents to Aequitas Technologies LLC. The assignment provides the Company the right to share the potential net proceeds generated from a licensing and monetization program. Under the terms of the assignment, net proceeds means gross proceeds less out of pocket expenses and legal fees.

On June 8, 2020, Neonode Smartphone LLC, a subsidiary of Aequitas Technologies LLC filed complaints against Apple and Samsung in the Western District of Texas for infringing two patents. The case against Apple was subsequently transferred to the Northern District of California. Both matters are still ongoing.

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an Application Specific Integrated Circuit (“ASIC”). Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2,000,000 ASICs sold. As of March 31, 2023, we had made no payments to TI under the NN1002 Agreement.

6. Segment Information

We have one reportable segment, which is comprised of the touch technology licensing and products business. We report revenues from external customers based on the country where the customer is located.

The following table presents net revenues by geographic area for the three months ended March 31, 2023 and 2022, respectively (dollars in thousands):

	Three months ended March 31, 2023		Three months ended March 31, 2022
	Amount	Percentage	Amount	Percentage
United States	$471	37%	$493	38%
Japan	449	36%	387	29%
South Korea	172	14%	203	15%
Germany	111	9%	57	4%
Switzerland	34	3%	64	5%
Other	16	1%	114	9%
	$1,253	100%	$1,318	100%

The following table presents our total assets by geographic region as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
United States	$18,870	$15,630
Sweden	8,895	5,511
Asia	43	57
Total	$27,808	$21,198

7. Leases

We have operating leases for our corporate offices and our manufacturing facility, and finance leases for equipment. Our leases have remaining lease terms of two months to two years. One of our primary operating leases includes options to extend the lease for one to three years and the other primary lease includes an option to annually extend. These operating leases also include options to terminate the leases within one year. Future renewal options that are not likely to be executed as of the balance sheet date are excluded from right-of-use assets and related lease liabilities.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Operating lease cost (1)	$127	$166

Finance lease cost:
Amortization of leased assets	$3	$30
Interest on lease liabilities	2	2
Total finance lease cost	$5	$32

(1)	Includes short-term lease costs of $108,000 and $44,000 for the three months ended March 31, 2023 and 2022, respectively.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$(16)	(184)
Operating cash flows from finance leases	(2)	(2)
Financing cash flows from finance leases	(28)	(61)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-	-

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	$103	$118
Current portion of operating lease obligations	$85	$83
Operating lease liabilities, net of current portion	18	35
Total operating lease liabilities	$103	$118
Finance leases
Property and equipment, at cost	$2,640	$2,622
Accumulated depreciation	(2,421)	(2,418)
Property and equipment, net	$219	$204

Current portion of finance lease obligations	$73	$95
Finance lease liabilities, net of current portion	41	46
Total finance lease liabilities	$114	$141

	March 31, 2023	March 31, 2022
Weighted Average Remaining Lease Term
Operating leases	1.5 years	1.5 years
Finance leases	1.4 years	2.0 years

Weighted Average Discount Rate:
Operating leases (2)	5%	5%
Finance leases	2%	2%

(2)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

A summary of future minimum payments under non-cancellable operating lease commitments as of March 31, 2023 is as follows (in thousands):

Year ending December 31,	Total
2023 (remaining months)	54
2024	53
107
Less imputed interest	(4)
Total lease liabilities	$103
Less current portion	(85)
$18

The following is a schedule of minimum future rentals on the non-cancellable finance leases as of March 31, 2023 (in thousands):

Year ending December 31,	Total
2023 (remaining months)	66
2024	33
2025	19
Total minimum payments required:	118
Less amount representing interest:	(4)
Present value of net minimum lease payments:	114
Less current portion	(73)
$41

8. Net Loss per Share

Basic net loss per common share for the three months ended March 31, 2023 and 2022 was computed by dividing the net loss attributable to common shareholders of Neonode Inc. for the relevant period by the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed by dividing net loss attributable to common shareholders of Neonode Inc. for the relevant period by the weighted average number of shares of common stock and common stock equivalents outstanding.

There were no potentially dilutive common stock equivalents for the three months ended March 31, 2023 and 2022, respectively.

	Three months ended March 31,
(in thousands, except per share amounts)	2023	2022
BASIC AND DILUTED
Weighted average number of common shares outstanding	15,209	13,576
Net loss attributable to Neonode Inc.	$(1,425)	$(1,380)

Net loss per share – basic and diluted	$(0.09)	$(0.10)

9. Subsequent Events

No other subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than as discussed elsewhere in the accompanying notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. For example, statements in this Quarterly Report regarding our plans, strategy and focus areas are forward-looking statements. You can identify some forward-looking statements by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “goal,” “plan,” and similar expressions. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to our history of losses since inception, our dependence on a limited number of customers, our reliance on our customers’ ability to design, manufacture and sell products that incorporate our touch technology, the length of a product development and release cycle, our and our customers’ reliance on component suppliers, the difficulty in verifying royalty amounts owed to us, our limited experience manufacturing hardware devices, our ability to remain competitive in response to new technologies, our dependence on key members of our management and development team, the costs to defend, as well as risks of losing, patents and intellectual property rights, our ability to obtain adequate capital to fund future operations, and general economic conditions, including inflation, or other effects related to the COVID-19 pandemic or future pandemics or epidemics, or geopolitical conflicts such as the ongoing war in Ukraine. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the date of this Quarterly Report on Form 10-Q. Because actual events or results may differ materially from those discussed in or implied by forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. We do not undertake responsibility to update or revise any of these factors or to announce publicly any revision to forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and consolidated financial statements for the year ended December 31, 2022 included in our most recent Annual Report on Form 10-K.

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

As of March 31, 2023, we had 35 valid technology license agreements with global OEMs, ODMs and Tier 1 suppliers.

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

Results of Operations

A summary of our financial results is as follows (in thousands, except percentages):

	Three months ended March 31,		2023 vs 2022
	2023	2022	Variance in Dollars	Variance in Percent
Revenues:
License fees	$1,148	$1,104	$44	4.0%
Percentage of revenue	91.7%	83.8%
Products	102	147	(45)	(30.6)%
Percentage of revenue	8.1%	11.2%
Non-recurring engineering	3	67	(64)	(95.5)%
Percentage of revenue	0.2%	5.1%
Total Revenue	$1,253	$1,318	$(65)	(4.9)%

Cost of revenues:
Products	$47	$51	$(4)	(7.8)%
Percentage of revenue	3.8%	3.9%
Non-recurring engineering	-	9	(9)	(100.0)%
Percentage of revenue	-%	0.7%
Total cost of revenues	$47	$60	$(13)	(21.7)%

Total gross margin	$1,206	$1,258	$(52)	(4.1)%

Operating expenses:
Research and development	$802	$1,023	$(221)	(21.6)%
Percentage of revenue	64.0%	77.6%
Sales and marketing	592	616	(24)	(3.9)%
Percentage of revenue	47.2%	46.7%
General and administrative	1,384	1,010	374	37.0%
Percentage of revenue	110.5%	76.6%
Total operating expenses	$2,778	$2,649	$129	4.9%
Percentage of revenue	221.7%	201.0%

Operating loss	$(1,572)	$(1,391)	$(181)	13.0%
Percentage of revenue	(125.5)%	(105.5)%
Other income (expense)	158	(2)	160	(8,000.0)%
Percentage of revenue	12.6%	(0.2)%
Provision for income taxes	11	44	(33)	(75.0)%
Percentage of revenue	0.9%	3.3%
Less: net loss attributable to noncontrolling interests	-	57	(57)	(100.0)%
Percentage of revenue	-%	4.3%
Net loss attributable to Neonode Inc.	$(1,425)	$(1,380)	$(45)	3.3%
Percentage of revenue	(113.7)%	(104.7)%
Net loss per share attributable to Neonode Inc.	$(0.09)	$(0.10)	$0.01	(10.0)%

Net Revenues

All of our sales for the three months ended March 31, 2023 and 2022 were to customers located in the United States, Europe and Asia.

For the three months ended March 31, 2023, total net revenues decreased 4.9% compared to the same period in 2022.

License Fees

For the three months ended March 31, 2023, license fee revenues increased 4.0% compared to the same period in 2022. The increase was primarily the result of an increase in volume as the global supply chain challenges related to semiconductor supply shortages that hampered our printer and automotive customers’ production and sales for the last two years are beginning to improve.

Product Sales

Revenues from product sales were $0.1 million for the three month ended March 31, 2023 compared to $0.1 million for the same period in 2022. The first quarter is typically slow due to the high number of holidays, but the decrease is also due to high inventory levels at some key customers after purchases during the fourth quarter 2022.

Non-recurring Engineering Revenues

Most of our non-recurring engineering revenues are related to application development and proof-of-concept projects related to our TSMs or to our zForce and MultiSensing technology platforms. Non-recurring revenues decreased for the three months ended March 31, 2023 compared to the same period in 2022.

The following tables presents the net revenues by geographical area and revenue stream for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three months ended March 31, 2023		Three months ended March 31, 2022
	Amount	Percentage	Amount	Percentage
AMER
License fees	$448	95%	$481	98%
Products	23	5%	12	2%
Non-recurring engineering	-	-%	-	-%
	$471	100%	$493	100%

APAC
License fees	$611	97%	$567	88%
Products	20	3%	57	9%
Non-recurring engineering	3	-%	17	3%
	$634	100%	$641	100%

EMEA
License fees	$89	60%	$56	30%
Products	59	40%	78	43%
Non-recurring engineering	-	-%	50	27%
	$148	100%	$184	100%

Gross Margin

Our combined total gross margin was 96% for the three months ended March 31, 2023 and 95% for the three months ended March 31, 2022. For the three months ended March 31, 2023, gross margin related to products was 54% compared to 65% for the same period in 2022.

Our cost of sales includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contracts. Cost of goods sold for TSMs includes fully burdened manufacturing costs, outsourced final assembly costs, and component costs of TSMs.

Research and Development

Research and development (“R&D”) expenses for the three months ended March 31, 2023 were $0.8 million. For the same period in 2022, the R&D expenses were $1.0 million. R&D expenses primarily consist of personnel-related costs in addition to external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes. The decrease was primarily related to lower personnel and related costs.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2023 were $0.6 million, the same as for the same period in 2022.

Our sales and marketing activities focus on OEM, ODM and Tier 1 customers who will license our technology or purchase and embed our TSMs into their products.

General and Administrative

General and administrative (“G&A”) expenses for the three months ended March 31, 2023 were $1.4 million. The G&A expenses for the three months ended March 31, 2022 were $1.0 million. The increase was primarily related to higher professional fees and higher personnel and related costs.

Income Taxes

Our effective tax rate was (1)% for the three months ended March 31, 2023 and (3)% for the three months ended March 31, 2022. The negative tax rate is due to withholding taxes from sales. We recorded valuation allowances for the three-month period ended March 31, 2023 and March 31, 2022 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss attributable to Neonode of $1.4 million for the three months ended March 31, 2023 and $1.4 million for the same period in 2022.

Contractual Obligations and Off-Balance Sheet Arrangements

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

Contractual Obligations and Commercial Commitments

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC, which is used in our licensed technology. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2 million ASICs sold. As of March 31, 2023, we had made no payments to TI under the NN1002 Agreement.

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

For the three months ended March 31, 2023, we recorded approximately $122,000 for total rent expense. For the three months ended March 31, 2022, we recorded approximately $161,000 for total rent expense.

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

In 2017, we entered into a lease for component production equipment. Under the terms of the lease agreement the lease will be renewed within one year of the end of the original four-year lease term. In accordance with relevant accounting guidance, the lease is classified as a finance lease. The lease payments and depreciation periods began in May 2017 when the equipment went into service. The implicit interest rate of the lease is currently approximately 1.5% per annum. On November 1, 2021, the lease contract was extended for two years. The implicit interest rate of the extended lease period is 1.5% per annum.

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

In 2021, we terminated one finance lease by purchasing the related equipment and extended one finance lease for an additional two years.

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

As of March 31, 2023, we had cash of $21.0 million compared to $14.8 million as of December 31, 2022. Based on our current cash position, and assuming currently planned expenditures and level of operations, we believe we have sufficient capital to fund operations for the twelve-month period subsequent to the date of this Report.

Working capital (current assets less current liabilities) was $25.6 million as of March 31, 2023, compared to $19.1 million as of December 31, 2022.

Net cash used in operating activities for the three months ended March 31, 2023 was $1.7 million and was primarily the result of a net loss of $1.4 million and approximately $0.1 million in non-cash operating expenses, comprised of stock-based compensation expense, depreciation and amortization and amortization of operating lease right-of-use assets, partly offset by changes in operating assets and liabilities of $(0.3) million.

Net cash used in operating activities for the three months ended March 31, 2022 was $2.3 million and was primarily the result of a net loss of $1.4 million and approximately $0.2 million in non-cash operating expenses, comprised of stock-based compensation expense, depreciation and amortization and amortization of operating lease right-of-use assets, partly offset by changes in operating assets and liabilities of $(1.0) million.

Accounts receivable and unbilled revenues increased by approximately $0.5 million as of March 31, 2023 compared to December 31, 2022. This was mainly due to the timing of receipts of customer payments.

Inventory increased by approximately $11,000 during the three months ended March 31, 2023 compared to December 31, 2022.

Net cash provided by financing activities of $7.8 million during the three months ended March 31, 2023 was the result of issuance of common stock under the ATM facility. Net cash used in financing activities of $61,000 during the three months ended March 31, 2022, was the result of principal payments on the finance lease obligation.

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $1.4 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively, and had an accumulated deficit of approximately $208.9 million and $207.5 million as of March 31, 2023 and December 31, 2022, respectively. In addition, operating activities used cash of approximately $1.7 million and $2.3 million for the three months ended March 31, 2023 and 2022, respectively.

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

During the year ended December 31, 2022, we sold an aggregate of 886,065 shares of common stock under the ATM Facility, resulting in net proceeds of approximately $4,686,000 after payment of commissions to B. Riley Securities and other expenses of $167,000.

During the three month ended March 31, 2023, we sold an aggregate of 903,716 shares of our common stock under the ATM Facility with aggregate net proceeds to us of $7,866,000, after payment of commissions to B. Riley Securities and other expenses of $244,000.

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

There have been no other changes from the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, except as described below.

We are exposed to the instability of financial institutions where we maintain cash deposits or other liquid holdings, including federally insured banks, which could result in a lack of liquidity and have an impact on our overall financial condition.

We maintain a substantial amount of cash deposit holdings in financial banks that exceed the limits insured by the Federal Deposit Insurance Corporation (“FDIC”). A bank failure, default, or other adverse events that restrict the ability of financial institutions to perform, including elevated concerns of such potential events that are rapidly communicated across media platforms, may lead to liquidity constraints for those institutions. On March 10, 2023, Silicon Valley Bank (“SVB”) experienced a significant and rapid withdrawal of funds that led to its collapse. The FDIC determined that it would guarantee all deposit amounts held at SVB, including amounts above FDIC insurance limits. However, there is no guarantee that the FDIC will similarly protect deposit amounts held above insurance limits if other banks were to fail or other adverse conditions were to impact financial institutions.

We held cash deposits at SVB in excess of the FDIC insurance limits at the time of its failure. We have since recovered those cash deposits and terminated our banking relationship with SVB.

While SVB’s collapse was partly driven by recent interest rate increases, which resulted in steep realized losses to cover the run on withdrawals, the potential for similar events occurring pose ongoing risk the Company. In addition to SVB, the FDIC recently took control of Signature Bank, Silvergate Capital Corp and First Republic Bank. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

Item 6. Exhibits

Exhibit #	Description
3.1	Restated Certificate of Incorporation of Neonode Inc., dated November 7, 2018 (incorporated by reference to Exhibit 3.14 of the registrant’s quarterly report on Form 10-Q (File No. 001-35526) filed on November 8, 2018)
3.1.1	Certificate of First Amendment to the Restated Certificate of Incorporation of Neonode Inc. (incorporated by reference to Exhibit 3.1.1 of the registrant’s quarterly report on Form 10-Q (File No. 001-35526) filed on August 14, 2019)
3.1.2	Certificate of Second Amendment to the Restated Certificate of Incorporation of Neonode Inc. (incorporated by reference to Exhibit 3.1.2 of the registrant’s quarterly report on Form 10-Q (File No. 001-35526) filed on August 14, 2019)
3.1.3	Certificate of Third Amendment to the Restated Certificate of Incorporation of Neonode Inc. (incorporated by reference to Exhibit 3.1.3 of the registrant’s quarterly report on Form 10-Q (File No. 001-35526) filed on November 10, 2020)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the registrant’s current report on Form 8-K (File No. 001-35526) filed on March 10, 2023)
4.1	Description of registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to the registrant’s Form S-3 (No. 333-255964), filed on May 10, 2021)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEONODE INC.

Date: May 11, 2023	By:	/s/ Fredrik Nihlén
Fredrik Nihlén
Chief Financial Officer,
(Principal Financial and Accounting Officer)