Form 10-Q
period 2023-06-30
Neonode Inc.
filed 2023-08-10
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

+46 (0) 70 29 58 519

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

The number of shares of the registrant’s common stock outstanding as of August 7, 2023 was 15,359,481.

NEONODE INC.

Quarterly Report on Form 10-Q

For the Fiscal Quarter Ended June 30, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEONODE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$20,291	$14,816
Accounts receivable and unbilled revenues, net	1,301	1,448
Inventory	3,671	3,827
Prepaid expenses and other current assets	660	707
Total current assets	25,923	20,798

Property and equipment, net	289	282
Operating lease right-of-use assets, net	83	118
Total assets	$26,295	$21,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$508	$334
Accrued payroll and employee benefits	848	951
Accrued expenses	468	200
Contract liabilities	22	36
Current portion of finance lease obligations	54	95
Current portion of operating lease obligations	66	83
Total current liabilities	1,966	1,699

Finance lease obligations, net of current portion	31	46
Operating lease obligations, net of current portion	17	35
Total liabilities	2,014	1,780

Commitments and contingencies

Stockholders’ equity:
Common stock, 25,000,000 shares authorized, with par value of $0.001; 15,359,481 and 14,455,765 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	15	14
Additional paid-in capital	235,135	227,235
Accumulated other comprehensive loss	(446)	(340)
Accumulated deficit	(210,423)	(207,491)
Total stockholders’ equity	24,281	19,418
Total liabilities and stockholders’ equity	$26,295	$21,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues:
License fees	$1,094	$953	$2,242	$2,057
Products	84	210	186	357
Non-recurring engineering	22	104	25	171
Total revenues	1,200	1,267	2,453	2,585

Cost of revenues:
Products	28	93	75	144
Non-recurring engineering	9	17	9	26
Total cost of revenues	37	110	84	170

Total gross margin	1,163	1,157	2,369	2,415

Operating expenses:
Research and development	1,063	1,146	1,865	2,169
Sales and marketing	689	644	1,281	1,260
General and administrative	1,038	1,053	2,422	2,063

Total operating expenses	2,790	2,843	5,568	5,492
Operating loss	(1,627)	(1,686)	(3,199)	(3,077)

Other income (expense):
Interest income (expense), net	169	(4)	327	(6)
Other income	-	21	-	21
Total other income, net	169	17	327	15

Loss before provision for income taxes	(1,458)	(1,669)	(2,872)	(3,062)

Provision for income taxes	49	28	60	72
Net loss including noncontrolling interests	(1,507)	(1,697)	(2,932)	(3,134)
Less: net loss attributable to noncontrolling interests	-	149	-	206
Net loss attributable to Neonode Inc.	$(1,507)	$(1,548)	$(2,932)	$(2,928)

Loss per common share:
Basic and diluted loss per share	$(0.10)	$(0.11)	$(0.19)	$(0.22)
Basic and diluted – weighted average number of common shares outstanding	15,359	13,578	15,285	13,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net loss	$(1,507)	$(1,697)	$(2,932)	$(3,134)

Other comprehensive income (loss):
Foreign currency translation adjustments	(141)	41	(106)	74
Other comprehensive loss	(1,648)	(1,656)	(3,038)	(3,060)
Less: comprehensive loss attributable to noncontrolling interests	-	149	-	206
Other comprehensive loss attributable to Neonode Inc.	$(1,648)	$(1,507)	$(3,038)	$(2,854)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

For the three and six months ended June 30, 2023 and 2022

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Neonode Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balances, December 31, 2022	14,456	$14	$227,235	$(340)	$(207,491)	$19,418	$-	$19,418
Stock-based compensation	-	-	18	-	-	18	-	18
Issuance of shares for cash, net of offering costs	903	1	7,865	-	-	7,866	-	7,866
Foreign currency translation adjustment	-	-	-	35	-	35	-	35
Net loss	-	-	-	-	(1,425)	(1,425)	-	(1,425)
Balances, March 31, 2023	15,359	$15	$235,118	$(305)	$(208,916)	$25,912	$-	$25,912
Stock-based compensation	-	-	17	-	-	17	-	17
Foreign currency translation adjustment	-	-	-	(141)	-	(141)	-	(141)
Net loss	-	-	-	-	(1,507)	(1,507)	-	(1,507)
Balances, June 30, 2023	15,359	$15	$235,135	$(446)	$(210,423)	$24,281	$-	$24,281

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Neonode Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balances, December 31, 2021	13,576	$14	$226,880	$(408)	$(202,608)	$23,878	$(4,041)	$19,837
Stock-based compensation	-	-	39	-	-	39	-	39
Foreign currency translation adjustment	-	-	-	33	-	33	-	33
Net loss	-	-	-	-	(1,380)	(1,380)	(57)	(1,437)
Balances, March 31, 2022	13,576	$14	$226,919	$(375)	$(203,988)	$22,570	$(4,098)	$18,472
Stock-based compensation	4	-	45	-	-	45	-	45
Foreign currency translation adjustment	-	-	-	41	-	41	-	41
Net loss	-	-	-	-	(1,548)	(1,548)	(149)	(1,697)
Balances, June 30, 2022	13,580	$14	$226,964	$(334)	$(205,536)	$21,108	$(4,247)	$16,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss (including noncontrolling interests)	$(2,932)	$(3,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	35	84
Depreciation and amortization	37	87
Amortization of operating lease right-of-use assets	33	224
Recoveries of bad debt	-	(79)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue, net	140	253
Inventory	17	(2,312)
Prepaid expenses and other current assets	27	232
Accounts payable, accrued payroll and employee benefits, and accrued expenses	374	(287)
Contract liabilities	(13)	12
Operating lease obligations	(33)	(294)
Net cash used in operating activities	(2,315)	(5,214)

Cash flows from investing activities:
Purchase of property and equipment	(36)	(47)
Net cash used in investing activities	(36)	(47)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	7,866	-
Principal payments on finance lease obligations	(52)	(99)
Net cash provided by (used in) financing activities	7,814	(99)

Effect of exchange rate changes on cash and cash equivalents	12	403

Net increase (decrease) in cash and cash equivalents	5,475	(4,957)
Cash and cash equivalents at beginning of period	14,816	17,383
Cash and cash equivalents at end of period	$20,291	$12,426

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$60	$2
Cash paid for interest	$6	$6

Supplemental disclosure of non-cash investing and financial activities:
Property and equipment obtained in exchange for lease obligations	$-	$24

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements include all adjustments consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of results for a full fiscal year or any other period.

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2023 and 2022 have been prepared by us, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $1.5 million and $2.9 million and $1.5 million and $2.9 million for the three and six months ended June 30, 2023 and 2022, respectively, and had an accumulated deficit of approximately $210.4 million and $207.5 million as of June 30, 2023 and December 31, 2022, respectively. In addition, operating activities used cash of approximately $2.3 million and $5.2 million for the six months ended June 30, 2023 and 2022, respectively.

The condensed consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and the repayment of liabilities in the ordinary course of business.

Management has evaluated the significance of the Company’s operating loss and has determined that the Company’s current operating plan and sources of potential capital (including the Company’s at-the-market facility described below) are sufficient to alleviate concerns about the Company’s ability to continue as a going concern. During the six months ended June 30, 2023, the Company sold an aggregate of 903,716 shares of its common stock under the at-the-market facility with aggregate net proceeds to the Company of $7,866,000, after payment of commissions to B. Riley Securities, the agent for the at-the-market facility, and other expenses of $244,000.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of Neonode Inc. and its wholly-owned subsidiaries, as well as Pronode Technologies AB, a 51% majority-owned subsidiary of Neonode Technologies AB, until September 30, 2022. On October 1, 2022, the remaining 49% of Pronode Technologies AB was acquired from 2X Communication AB, located in Gothenburg, Sweden. All inter-company accounts and transactions have been eliminated in consolidation.

Neonode consolidates entities in which it has a controlling financial interest. We consolidate subsidiaries in which we hold, directly or indirectly, more than 50% of the voting rights.

The condensed consolidated balance sheets at June 30, 2023 and December 31, 2022 and the condensed consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the three and six months ended June 30, 2023 and 2022 include our accounts and those of our wholly-owned subsidiaries as well as Pronode Technologies AB.

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

Concentration of Cash Balance Risks

Cash and cash equivalents balances are maintained at various banks in the United States, Japan, Taiwan and Sweden. For deposits held with financial institutions in the United States, the U.S. Federal Deposit Insurance Corporation provides basic deposit coverage with limits up to $250,000 per owner. The Swedish government provides insurance coverage up to 1,050,000 Krona per customer and covers deposits in all types of accounts. For bank accounts of the category held by Neonode, the Japanese government provides full insurance coverage. The Central Deposit Insurance Corporation in Taiwan provides insurance coverage up to 3,000,000 Taiwan Dollar per customer. At times, deposits held with financial institutions may exceed the amount of insurance provided.

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

The accounts receivable balance on our consolidated balance sheet as of June 30, 2023 was $1.3 million, net of approximately $30,000 of allowances. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected at June 30, 2023:

Balance at January 1, 2023	$30,000
Change in expected credit losses	-
Write-offs, net of recoveries	-
Balance at June 30, 2023	$30,000

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

Due to the low sell-through of our AirBar products, management has decided to fully reserve work-in-process for AirBar components, as well as AirBar related raw materials. Management has further decided to reserve for a portion of AirBar finished goods, depending on the type of AirBar and in which location it is stored. The AirBar inventory reserve was $0.3 million and $0.3 million as of June 30, 2023 and December 31, 2022, respectively.

Raw materials, work-in-process, and finished goods are as follows (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$3,068	$3,177
Work-in-process	392	414
Finished goods	211	236
Ending inventory	$3,671	$3,827

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based upon estimated useful lives of the assets as follows:

Estimated useful lives

Computer equipment	3 years
Furniture and fixtures	5 years
Equipment	7 years

Depreciation of equipment purchased under a finance lease is depreciated over the term of the lease if that lease term is shorter than the estimated useful life.

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

Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of June 30, 2023, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won and Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Foreign currency translation gains (losses) were $(141,000) and $(106,000) and $41,000 and $74,000 during the three and six months ended June 30, 2023 and 2022, respectively. Gains (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and were $0 and $(5,000) during the three and six months ended June 30, 2023, respectively, compared to $30,000 and $29,000 during the same periods in 2022, respectively.

Concentration of Credit and Business Risks

Our customers are located in the United States, Europe and Asia.

As of June 30, 2023, four of our customers represented approximately 71% of our consolidated accounts receivable and unbilled revenues.

As of December 31, 2022, five of our customers represented approximately 83% of our consolidated accounts receivable and unbilled revenues.

Customers who accounted for 10% or more of our net revenues during the three months ended June 30, 2023 are as follows:

●	Hewlett-Packard Company – 37%

●	Alpine Electronics, Inc – 15%

●	Seiko Epson Corporation – 14%

●	LG Electronics Inc. – 12%

Customers who accounted for 10% or more of our net revenues during the six months ended June 30, 2023 are as follows:

●	Hewlett-Packard Company – 34%

●	Seiko Epson Corporation – 17%

●	Alpine Electronics, Inc – 15%

●	LG Electronics Inc. – 13%

Customers who accounted for 10% or more of our net revenues during the three months ended June 30, 2022 are as follows:

●	Hewlett-Packard Company – 24%

●	Seiko Epson Corporation – 19%

●	LG Electronics Inc. – 13%

Customers who accounted for 10% or more of our net revenues during the six months ended June 30, 2022 are as follows:

●	Hewlett-Packard Company – 28%

●	Seiko Epson Corporation – 18%

●	LG Electronics Inc. – 14%

●	Alpine Electronics, Inc – 10%

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

Explicit return rights are not offered to customers. There have been no returns through June 30, 2023.

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

Under U.S. GAAP, companies may make reasonable aggregations and approximations of returns data to accurately estimate returns. Our TSM and AirBar returns and warranty experience to date has enabled us to make reasonable returns estimates, which are supported by the fact that our product sales involve homogenous transactions. The reserve for future sales returns is recorded as a reduction of our accounts receivable and revenue and was $8,000 as of June 30, 2023 and $9,000 as of December 31, 2022. The warranty reserve is recorded as an accrued expense and cost of sales and was $39,000 as of June 30, 2023 and $49,000 as of December 31, 2022. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. During the three and six months ended June 30, 2023 and 2022, no losses related to SOW projects were recorded.

The following tables present the net revenues distribution by geographical area and market for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three months ended June 30, 2023		Three months ended June 30, 2022
	Amount	Percentage	Amount	Percentage
AMER
Net revenues from consumer electronics	$508	90%	$365	99%
Net revenues from distributors and other	58	10%	2	1%
	$566	100%	$367	100%

APAC
Net revenues from automotive	$332	64%	$308	54%
Net revenues from consumer electronics	173	33%	243	42%
Net revenues from distributors and other	17	3%	23	4%
	$522	100%	$574	100%

EMEA
Net revenues from automotive	$112	100%	$166	51%
Net revenues from medical	-	-%	72	22%
Net revenues from distributors and other	-	-%	88	27%
	$112	100%	$326	100%

	Six months ended June 30, 2023		Six months ended June 30, 2022
	Amount	Percentage	Amount	Percentage
AMER
Net revenues from consumer electronics	$955	92%	$844	98%
Net revenues from distributors and other	82	8%	16	2%
	$1,037	100%	$860	100%

APAC
Net revenues from automotive	$689	60%	$664	55%
Net revenues from consumer electronics	431	37%	478	39%
Net revenues from distributors and other	36	3%	73	6%
	$1,156	100%	$1,215	100%

EMEA
Net revenues from automotive	$201	77%	$254	49%
Net revenues from medical	34	13%	136	27%
Net revenues from distributors and other	25	10%	120	24%
	$260	100%	$510	100%

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

The following table presents accounts receivable and deferred revenues as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Accounts receivable and unbilled revenue, net	$1,301	$1,448
Contract liabilities (deferred revenues)	$22	$36

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

The allowance for credit losses reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence.

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

We expense as incurred costs of obtaining a contract when the amortization period of those costs would have been less than or equal to one year.

Product Warranty

The following table summarizes the activity related to the product warranty liability (in thousands):

	June 30, 2023	December 31, 2022
Balance at beginning of period	$49	$36
Provisions for warranty issued	(10)	13
Balance at end of period	$39	$49

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

The following table presents our deferred revenues by source (in thousands):

	June 30, 2023	December 31, 2022
Deferred revenues license fees	$13	$20
Deferred revenues products	8	9
Deferred revenues non-recurring engineering	1	7
	$22	$36

During the three and six months ended June 30, 2023, the Company recognized revenues of approximately $9,000 and 14,000, respectively, related to contract liabilities outstanding at the beginning of the year.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three and six months ended June 30, 2023 and 2022 amounted to approximately $58,000 and $112,000 and $38,000 and $84,000, respectively.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of June 30, 2023 and December 31, 2022. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of June 30, 2023 and December 31, 2022, we had no unrecognized tax benefits.

Net Loss per Share

Net loss per share amounts have been computed based on the weighted average number of shares of common stock outstanding during the three and six months ended June 30, 2023. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for the three and six months ended June 30, 2023 and 2022 exclude the potential common stock equivalents, as the effect would be anti-dilutive (see Note 8).

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

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rates for the condensed consolidated statements of operations were as follows:

	Six months ended June 30,
	2023	2022
Swedish Krona	10.50	9.59
Japanese Yen	134.81	123.07
South Korean Won	1,295.87	1,232.97
Taiwan Dollar	30.56	28.73

The exchange rates for the condensed consolidated balance sheets were as follows:

	As of
	June 30,	December 31,
	2023	2022
Swedish Krona	10.78	10.43
Japanese Yen	144.36	131.12
South Korean Won	1,318.56	1,261.91
Taiwan Dollar	31.16	30.66

Fair Value of Financial Instruments

We disclose the estimated fair values for all financial instruments for which it is practicable to estimate fair value. Financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are deemed to approximate fair value due to their short maturities.

Recent Accounting Pronouncements

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”), supplemented by subsequent accounting standards updates. The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13, as amended, is effective for fiscal years beginning after December 15, 2022, as we were a smaller reporting company as of November 15, 2019, the determination date. We adopted ASU 2016-13 on January 1, 2023. Based on the composition of our accounts receivable, and other financial assets, including current market conditions and historical credit loss activity, the adoption of this standard did not have a material impact on our condensed consolidated financial statements or disclosures. Specifically, our estimate of expected credit losses as of June 30, 2023, using our expected credit loss evaluation process described above, resulted in no adjustments to the provision for credit losses and no cumulative-effect adjustment to accumulated deficit on the adoption date of the standard.

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

Common Stock

As of June 30, 2023 and December 31, 2022, our Restated Certificate of Incorporation, as amended, authorized us to issue up to 25,000,000 shares of common stock, par value $0.001 per share.

On May 20, 2022, we issued 4,000 shares of our common stock to a director pursuant to the Neonode Inc. 2020 Stock Incentive Plan (the “2020 Plan”) (see Note 4).

On September 15, 2022, we repurchased 10,252 shares of common stock from an employee who resigned during the two-year lock up period associated with such shares for $12,000, pursuant to the terms of the 2020 Long-Term Incentive Program (“2020 LTIP”).

During the year ended December 31, 2022, we sold an aggregate of 886,065 shares of common stock under the ATM Facility, resulting in net proceeds of approximately $4,686,000 after payment of commissions to B. Riley Securities and other expenses of $167,000.

During the six months ended June 30, 2023, we sold an aggregate of 903,716 shares of our common stock under the ATM Facility with aggregate net proceeds of $7,866,000, after payment of commissions to B. Riley Securities and other expenses of $244,000.

Preferred Stock

As of June 30, 2023 and December 31, 2022, our Restated Certificate of Incorporation, as amended, authorized us to issue up to 1,000,000 shares of preferred stock, par value $0.001 per share.

There were no transactions in our preferred stock during the three and six months ended June 30, 2023 and 2022. No shares of preferred stock were issued and outstanding as of June 30, 2023 and December 31, 2022.

Warrants

As of June 30, 2023 and December 31, 2022, the Company had no outstanding warrants to purchase common stock.

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

For the three and six months ended June 30, 2023 and 2022, we recognized $17,000 and $35,000 and $45,000 and $84,000, respectively, of stock-based compensation for the amortization of the fair value of stock awards issued under the 2020 LTIP and 2020 Plan over the respective lock-up periods.

A summary of the combined activity under all of our stock option plans is set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2023	2,500	$14.40
Expired	-	-
Outstanding at June 30, 2023	2,500	$14.40

The aggregate intrinsic value of the 2,500 stock options that are outstanding, vested and expected to vest as of June 30, 2023 was $0.

For the three and six months ended June 30, 2023 and 2022, we recorded no compensation expense related to the vesting of stock options.

During the three and six months ended June 30, 2023, we did not grant any options to purchase shares of our common stock to employees or members of our board of directors.

Stock options granted under the 2006, 2015 and 2020 Plans are exercisable over a maximum term of 10 years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

5. Commitments and Contingencies

Indemnities and Guarantees

Our bylaws require that we indemnify each of our executive officers and directors for certain events or occurrences arising because of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these agreements as of June 30, 2023 and December 31, 2022.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us regarding intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of June 30, 2023 and December 31, 2022.

Patent Assignment

On May 6, 2019, the Company assigned a portfolio of patents to Aequitas Technologies LLC ("Aequitas"), an unrelated third party. The assignment provides the Company the right to share the potential net proceeds to Aequitas generated from possible licensing and monetization program that Aequitas may enter into. Under the terms of the assignment, net proceeds means gross proceeds less out of pocket expenses and legal fees paid by Aequitas. The Company’s share would also be net of the Company’s own fees and expenses, including a brokerage fee payable by the Company in connection with the original assignment to Aequitas.

On June 8, 2020, Neonode Smartphone LLC, an unrelated third party that is a subsidiary of Aequitas (“Aequitas Sub"), filed complaints against Apple and Samsung in the Western District of Texas for infringing two patents. The case against Apple was subsequently transferred to the Northern District of California. In December 2022, the Patent Trial and Appeal Board invalidated one of the two patents, which Aequitas Sub is appealing. On August 2, 2023, the United States District Court for the Western District of Texas entered judgment in favor of Samsung. The case against Apple is still ongoing.

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an Application Specific Integrated Circuit (“ASIC”). Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2,000,000 ASICs sold. As of June 30, 2023, we had made no payments to TI under the NN1002 Agreement.

6. Segment Information

We have one reportable segment, which is comprised of the touch technology licensing and products business. We report revenues from external customers based on the country where the customer is located.

The following table presents net revenues by geographic area for the three and six months ended June 30, 2023 and 2022, respectively (dollars in thousands):

	Three months ended June 30, 2023		Three months ended June 30, 2022
	Amount	Percentage	Amount	Percentage
United States	$566	47%	$367	29%
Japan	354	30%	395	31%
South Korea	150	12%	164	13%
Germany	104	9%	61	4%
China	18	2%	11	1%
Sweden	8	-%	84	7%
France	-	-%	109	9%
Switzerland	-	-%	72	6%
Other	-	-%	4	-%
	$1,200	100%	$1,267	100%

	Six months ended June 30, 2023		Six months ended June 30, 2022
	Amount	Percentage	Amount	Percentage
United States	$1,037	42%	$860	33%
Japan	803	33%	782	30%
South Korea	322	13%	367	14%
Germany	215	9%	118	5%
Switzerland	34	1%	136	6%
China	24	1%	31	1%
Sweden	7	-%	84	3%
France	-	-%	145	6%
Other	11	1%	62	2%
	$2,453	100%	$2,585	100%

The following table presents our total assets by geographic region as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
United States	$19,756	$15,630
Sweden	6,497	5,511
Asia	42	57
Total	$26,295	$21,198

7. Leases

We have operating leases for our manufacturing facility, and finance leases for equipment. Our leases have remaining lease terms of two months to three years. One of our primary operating leases includes options to extend the lease for one to three years and the other primary lease includes an option to annually extend. These operating leases also include options to terminate the leases within one year. Future renewal options that are not likely to be executed as of the balance sheet date are excluded from right-of-use assets and related lease liabilities.

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

The components of lease expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating lease cost (1)	$129	$152	$256	$318

Finance lease cost:
Amortization of leased assets	5	27	8	57
Interest on lease liabilities	2	4	4	6
Total finance lease cost	7	31	12	63

(1)	Includes short-term lease costs of $110,000 and $218,000 and $37,000 and $81,000 for the three and six months ended June 30, 2023 and 2022, respectively.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$(17)	$(110)	$(33)	$(294)
Operating cash flows from finance leases	(2)	(4)	(4)	(6)
Financing cash flows from finance leases	(24)	(38)	(52)	(99)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-	-	-	-

Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	$83	$118

Current portion of operating lease obligations	$66	$83
Operating lease liabilities, net of current portion	17	35
Total operating lease liabilities	$83	$118

Finance leases
Property and equipment, at cost	$2,535	$2,622
Accumulated depreciation	(2,329)	(2,418)
Property and equipment, net	$206	$204

Current portion of finance lease obligations	$54	$95
Finance lease liabilities, net of current portion	31	46
Total finance lease liabilities	$85	$141

	June 30, 2023	December 31, 2022
Weighted Average Remaining Lease Term
Operating leases	1.3 years	1.8 years
Finance leases	1.3 years	1.5 years

Weighted Average Discount Rate:
Operating leases (2)	5%	5%
Finance leases	3%	2%

(2)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019

A summary of future minimum payments under non-cancellable operating lease commitments as of June 30, 2023 is as follows (in thousands):

Year ending December 31,	Total
2023 (remaining months)	35
2024	51
86
Less imputed interest	(3)
Total lease liabilities	$83
Less current portion	(66)
$17

The following is a schedule of minimum future rentals on the non-cancellable finance leases as of June 30, 2023 (in thousands):

Year ending December 31,	Total
2023 (remaining months)	38
2024	32
2025	18
Total minimum payments required:	88
Less amount representing interest:	(3)
Present value of net minimum lease payments:	85
Less current portion	(54)
$31

8. Net Loss per Share

Basic net loss per common share for the three and six months ended June 30, 2023 and 2022 was computed by dividing the net loss attributable to common shareholders of Neonode Inc. for the relevant period by the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed by dividing net loss attributable to common shareholders of Neonode Inc. for the relevant period by the weighted average number of shares of common stock and common stock equivalents outstanding.

There were no potentially dilutive common stock equivalents for the three and six months ended June 30, 2023 and 2022, respectively.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
BASIC AND DILUTED
Weighted average number of common shares outstanding	15,359	13,578	15,285	13,577
Net loss attributable to Neonode Inc.	$(1,507)	$(1,548)	$(2,932)	$(2,928)

Net loss per share - basic and diluted	$(0.10)	$(0.11)	$(0.19)	$(0.22)

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

As of June 30, 2023, we had 35 valid technology license agreements with global OEMs, ODMs and Tier 1 suppliers.

Our licensing customer base is primarily in the automotive and printer segments. Eleven of our licensing customers are currently shipping products that embed our technology. We anticipate current customers will continue to ship products with our technology in 2023 and in future years. We also expect to expand our customer base with a number of new customers who will be looking to ship new products incorporating our zForce and MultiSensing technologies as they complete final product development and release cycles. We typically earn our license fees on a per unit basis when our customers ship products using our technology, but in the future, we may use other business models as well.

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

Impact of War in Ukraine

The ongoing war in Ukraine has impacted the global economy as the United States, the UK, the EU, and other countries have imposed broad export controls and financial and economic sanctions against Russia (a large exporter of commodities), Belarus, and specific areas of Ukraine, and may continue to impose additional sanctions or other measures. Russia may impose its own counteractive measures. We do not procure materials directly from Ukraine or Russia, but the war in Ukraine may further exacerbate ongoing supply chain disruptions that are occurring across the globe. While the precise effects on global economies from the war and related sanctions remain uncertain, there has been significant volatility in the financial markets, fluctuations in currency exchange rates, and an increase in energy and commodity prices globally. Should the war continue or escalate, there may be various economic and security consequences including, but not limited to, additional supply shortages of different kinds; further increases in prices of commodities; significant disruptions in logistics infrastructure and telecommunications services; and risks relating to the unavailability of information technology systems and infrastructure. The resulting impacts on the global economy, financial markets, inflation, interest rates, and unemployment, among others, could adversely impact economic and financial conditions.

Results of Operations

A summary of our financial results is as follows (in thousands, except percentages):

	Three months ended June 30,		2023 vs 2022
	2023	2022	Variance in Dollars	Variance in Percent
Revenues:
License fees	$1,094	$953	$141	14.8%
Percentage of revenue	91.2%	75.2%
Products	84	210	(126)	(60.0)%
Percentage of revenue	7.0%	16.6%
Non-recurring engineering	$22	$104	$(82)	(78.8)%
Percentage of revenue	1.8%	8.2%
Total Revenue	$1,200	$1,267	$(67)	(5.3)%

Cost of revenues:
Products	$28	$93	$(65)	(69.9)%
Percentage of revenue	2.3%	7.3%
Non-recurring engineering	$9	$17	$(8)	(47.1)%
Percentage of revenue	0.8%	1.3%
Total cost of revenues	$37	$110	$(73)	(66.4)%

Total gross margin	$1,163	$1,157	$6	0.5%

Operating expenses:
Research and development	$1,063	$1,146	$(83)	(7.2)%
Percentage of revenue	88.6%	90.4%
Sales and marketing	689	644	45	7.0%
Percentage of revenue	57.4%	50.8%
General and administrative	1,038	1,053	(15)	(1.4)%
Percentage of revenue	86.5%	83.1%
Total operating expenses	$2,790	$2,843	$(53)	(1.9)%
Percentage of revenue	232.5%	224.4%

Operating loss	$(1,627)	$(1,686)	$59	(3.5)%
Percentage of revenue	(135.6)%	(133.1)%
Other income (expense)	169	17	152	894.1%
Percentage of revenue	14.1%	(1.3)%
Provision for income taxes	49	28	21	75.0%
Percentage of revenue	4.1%	2.2%
Less: net loss attributable to noncontrolling interests	-	149	(149)	(100.0)%
Percentage of revenue	-%	11.8%
Net loss attributable to Neonode Inc.	$(1,507)	$(1,548)	$41	(2.6)%
Percentage of revenue	(125.6)%	(122.2)%
Net loss per share attributable to Neonode Inc.	$(0.10)	$(0.11)	$0.01	(9.1)%

	Six months ended June 30,		2023 vs 2022
	2023	2022	Variance in Dollars	Variance in Percent
Revenues:
License fees	$2,242	$2,057	$185	9.0%
Percentage of revenue	91.4%	79.6%
Products	186	357	(171)	(47.9)%
Percentage of revenue	7.6%	13.8%
Non-recurring engineering	$25	$171	$(146)	(85.4)%
Percentage of revenue	1.0%	6.6%
Total Revenue	$2,453	$2,585	$(132)	(5.1)%

Cost of revenues:
Products	$75	$144	$(69)	(47.9)%
Percentage of revenue	3.1%	5.6%
Non-recurring engineering	$9	$26	$(17)	(65.4)%
Percentage of revenue	0.4%	1.0%
Total cost of revenues	$84	$170	$(86)	(50.6)%

Total gross margin	$2,369	$2,415	$(46)	(1.9)%

Operating expenses:
Research and development	$1,865	$2,169	$(304)	(14.0)%
Percentage of revenue	76.0%	83.9%
Sales and marketing	1,281	1,260	21	1.7%
Percentage of revenue	52.2%	48.7%
General and administrative	2,422	2,063	359	17.4%
Percentage of revenue	98.7%	79.8%
Total operating expenses	$5,568	$5,492	$76	1.4%
Percentage of revenue	227.0%	212.5%

Operating loss	$(3,199)	$(3,077)	$(122)	4.0%
Percentage of revenue	(130.4)%	(119.0)%
Other income (expense)	327	15	312	2,080.0%
Percentage of revenue	13.3%	(0.6)%
Provision for income taxes	60	72	(12)	(16.7)%
Percentage of revenue	2.4%	2.8%
Less: net loss attributable to noncontrolling interests	-	206	(206)	(100.0)%
Percentage of revenue	-%	8.0%
Net loss attributable to Neonode Inc.	$(2,932)	$(2,928)	$(4)	0.1%
Percentage of revenue	(119.5)%	(113.3)%
Net loss per share attributable to Neonode Inc.	$(0.19)	$(0.22)	$0.03	(13.6)%

Net Revenues

All of our sales for the three and six months ended June 30, 2023 and 2022 were to customers located in the United States, Europe and Asia.

The decrease of 5.3% and 5.1% in total net revenues for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022 is mainly explained by lower products and non-recurring revenues offset by higher license fees.

License Fees

The increase in license fee revenues for the three and six months ended June 30, 2023 compared to the same periods in 2022 was primarily the result of an increase in volume as the global supply chain challenges related to semiconductor supply shortages that hampered our printer and automotive customers’ production and sales for the last two years have improved and the demand for our customers’ products remains strong.

Product Sales

Revenues from product sales were $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively, compared to $0.2 million and $0.4 million for the same periods in 2022. The reason for the decrease is mainly low customer demand, which we are addressing with focused marketing and sales campaigns and updates to our partner network.

Non-recurring Engineering Revenues

Most of our non-recurring engineering revenues are related to application development and proof-of-concept projects related to our TSMs or to our zForce and MultiSensing technology platforms. Non-recurring revenues decreased for the three and six months ended June 30, 2023 compared to the same periods in 2022.

The following tables presents the net revenues by geographical area and revenue stream for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three months ended June 30, 2023		Three months ended June 30, 2022
	Amount	Percentage	Amount	Percentage
AMER
License fees	$507	90%	$365	100%
Products	59	10%	1	-%
Non-recurring engineering	-	-%	1	-%
	$566	100%	$367	100%

APAC
License fees	$502	96%	$528	92%
Products	17	3%	22	4%
Non-recurring engineering	3	1%	24	4%
	$522	100%	$574	100%

EMEA
License fees	$85	76%	$60	18%
Products	8	7%	187	57%
Non-recurring engineering	19	17%	79	25%
	$112	100%	$326	100%

	Six months ended June 30, 2023		Six months ended June 30, 2022
	Amount	Percentage	Amount	Percentage
AMER
License fees	$955	92%	$846	98%
Products	82	8%	13	2%
Non-recurring engineering	-	-%	1	-%
	$1,037	100%	$860	100%

APAC
License fees	$1,113	96%	$1,095	90%
Products	37	3%	79	7%
Non-recurring engineering	6	1%	41	3%
	$1,156	100%	$1,215	100%

EMEA
License fees	$174	67%	$116	23%
Products	67	26%	265	52%
Non-recurring engineering	19	7%	129	25%
	$260	100%	$510	100%

Gross Margin

Our combined total gross margin was 97% and 97% for the three and six months ended June 30, 2023, respectively, and 91% and 93% for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2023, gross margin related to products was 67% and 60%, respectively, compared to 56% and 60% for the same periods in 2022, respectively. The gross margin for products is higher for low order volumes and also varies with the product mix.

Our cost of sales includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contracts. Cost of goods sold for TSMs includes fully burdened manufacturing costs, outsourced final assembly costs, and component costs of TSMs.

Research and Development

Research and development (“R&D”) expenses for the three and six months ended June 30, 2023 were $1.1 million and $1.9 million, respectively. For the same periods in 2022, the R&D expenses were $1.1 million and $2.2 million, respectively. R&D expenses primarily consist of personnel-related costs in addition to external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes. The decrease was primarily related to lower personnel and related costs.

Sales and Marketing

Sales and marketing expenses for the three and six months ended June 30, 2023 were $0.7 million and $1.3 million, respectively. The sales and marketing costs for the same periods in 2022 were $0.6 million and $1.3 million, respectively. The increase for the three months ended June 30, 2023 was primarily due to higher personnel and related costs.

Our sales and marketing activities focus on OEM, ODM and Tier 1 customers who will license our technology or purchase and embed our TSMs into their products.

General and Administrative

General and administrative (“G&A”) expenses for the three and six months ended June 30, 2023 were $1.0 million and $2.4 million, respectively. The G&A expenses for the three and six months ended June 30, 2022 were $1.1 million and $2.1 million, respectively. The increase for the six months ended June 30, 2023 was primarily related to higher professional fees.

Income Taxes

Our effective tax rate was (3)% and (2)% for the three and six months ended June 30, 2023, respectively, and (2)% and (2)% for the three and six months ended June 30, 2022, respectively. The negative tax rate is due to withholding taxes from sales. We recorded valuation allowances for the three and six-month periods ended June 30, 2023 and June 30, 2022 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss attributable to Neonode of $1.5 million and $2.9 million for the three and six months ended June 30, 2023, respectively, compared to $1.5 million and $2.9 million for the same periods in 2022, respectively.

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

Contractual Obligations and Commercial Commitments

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC, which is used in our licensed technology. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2 million ASICs sold. As of June 30, 2023, we had made no payments to TI under the NN1002 Agreement.

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

For the three and six months ended June 30, 2023, we recorded approximately $123,000 and $245,000 for total rent expense. For the three and six months ended June 30, 2022, we recorded approximately $146,000 and $307,000 for total rent expense, respectively.

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

In 2022, we entered into a lease for soundproof office pods. Under the terms of the agreement, the lease will be renewed within one year of the original three-year lease term. In accordance with relevant accounting guidance the lease is classified as a finance lease. The lease payments and depreciation periods began in May 2022 when the equipment went into service. The implicit interest rate of the lease is currently approximately 3.0% per annum.

See Note 7 – Leases in the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1) for further discussion.

Liquidity and Capital Resources

Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

●	licensing of our technology;

●	purchases of our TSMs and AirBars;

●	operating expenses;

●	timing of our OEM customer product shipments;

●	timing of payment for our technology licensing agreements;

●	gross profit margin; and

●	our ability to raise additional capital, if necessary.

As of June 30, 2023, we had cash of $20.3 million compared to $14.8 million as of December 31, 2022. Based on our current cash position, and assuming currently planned expenditures and level of operations, we believe we have sufficient capital to fund operations for the twelve-month period subsequent to the date of this Report.

Working capital (current assets less current liabilities) was $24.0 million as of June 30, 2023, compared to $19.1 million as of December 31, 2022.

Net cash used in operating activities for the six months ended June 30, 2023 was $2.3 million and was primarily the result of a net loss of $2.9 million and approximately $0.1 million in non-cash operating expenses, comprised of stock-based compensation expense, depreciation and amortization and amortization of operating lease right-of-use assets, and changes in operating assets and liabilities of $0.5 million.

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

Accounts receivable and unbilled revenues decreased by approximately $0.1 million as of June 30, 2023 compared to December 31, 2022. This was due to lower revenues.

Inventory decreased by approximately $17,000 during the six months ended June 30, 2023 compared to December 31, 2022.

Net cash provided by financing activities of $7.8 million during the six months ended June 30, 2023 was the result of the issuance of common stock under the ATM facility. Net cash used in financing activities of $99,000 during the six months ended June 30, 2022 was the result of principal payments on the finance lease obligation.

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $1.5 million and $2.9 million and $1.5 million and $2.9 million for the three and six months ended June 30, 2023 and 2022, respectively, and had an accumulated deficit of approximately $210.4 million and $207.5 million as of June 30, 2023 and December 31, 2022, respectively. In addition, operating activities used cash of approximately $2.3 million and $5.2 million for the six months ended June 30, 2023 and 2022, respectively.

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

During the six months ended June 30, 2023, we sold an aggregate of 903,716 shares of our common stock under the ATM Facility with aggregate net proceeds to us of $7,866,000, after payment of commissions to B. Riley Securities and other expenses of $244,000.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

NEONODE INC.

Date: August 10, 2023	By:	/s/ Fredrik Nihlén
Fredrik Nihlén
Chief Financial Officer,
(Principal Financial and Accounting Officer)