Form 10-Q
period 2023-09-30
Neonode Inc.
filed 2023-11-09
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

☐ Transition report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934

For the transition period from ________ to ________

Commission file number 1-35526

NEONODE INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1517641
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Karlavägen 100, 115 26 Stockholm, Sweden	N/A
(Address of principal executive offices and zip code)	(Zip code)

+46 (0) 70 29 58 519

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of the registrant’s common stock outstanding as of November 6, 2023 was 15,359,481.

NEONODE INC.

Quarterly Report on Form 10-Q

For the Fiscal Quarter Ended September 30, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEONODE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$18,471	$14,816
Accounts receivable and unbilled revenues, net	928	1,448
Inventory	4,309	3,827
Prepaid expenses and other current assets	755	707
Total current assets	24,463	20,798

Property and equipment, net	288	282
Operating lease right-of-use assets, net	66	118
Total assets	$24,817	$21,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$510	$334
Accrued payroll and employee benefits	743	951
Accrued expenses	431	200
Contract liabilities	28	36
Current portion of finance lease obligations	35	95
Current portion of operating lease obligations	66	83
Total current liabilities	1,813	1,699

Finance lease obligations, net of current portion	24	46
Operating lease obligations, net of current portion	-	35
Total liabilities	1,837	1,780

Commitments and contingencies

Stockholders’ equity:
Common stock, 25,000,000 shares authorized, with par value of $0.001; 15,359,481 and 14,455,765 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	15	14
Additional paid-in capital	235,148	227,235
Accumulated other comprehensive loss	(494)	(340)
Accumulated deficit	(211,689)	(207,491)
Total stockholders’ equity	22,980	19,418
Total liabilities and stockholders’ equity	$24,817	$21,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues:
License fees	$836	$1,045	$3,078	$3,102
Products	163	155	349	512
Non-recurring engineering	4	16	29	187
Total revenues	1,003	1,216	3,456	3,801

Cost of revenues:
Products	227	80	302	224
Non-recurring engineering	-	(2)	9	24
Total cost of revenues	227	78	311	248

Total gross margin	776	1,138	3,145	3,553

Operating expenses:
Research and development	827	792	2,692	2,961
Sales and marketing	516	348	1,797	1,608
General and administrative	890	960	3,312	3,023

Total operating expenses	2,233	2,100	7,801	7,592
Operating loss	(1,457)	(962)	(4,656)	(4,039)

Other income (expense):
Interest income (expense), net	220	-	547	(6)
Other income	6	-	6	21
Total other income, net	226	-	553	15

Loss before provision for income taxes	(1,231)	(962)	(4,103)	(4,024)

Provision for income taxes	35	32	95	104
Net loss including noncontrolling interests	(1,266)	(994)	(4,198)	(4,128)
Less: net loss attributable to noncontrolling interests	-	194	-	400
Net loss attributable to Neonode Inc.	$(1,266)	$(800)	$(4,198)	$(3,728)

Loss per common share:
Basic and diluted loss per share	$(0.08)	$(0.06)	$(0.27)	$(0.27)
Basic and diluted – weighted average number of common shares outstanding	15,359	13,580	15,310	13,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net loss	$(1,266)	$(994)	$(4,198)	$(4,128)

Other comprehensive income (loss):
Foreign currency translation adjustments	(48)	30	(154)	104
Other comprehensive loss	(1,314)	(964)	(4,352)	(4,024)
Less: comprehensive loss attributable to noncontrolling interests	-	194	-	400
Other comprehensive loss attributable to Neonode Inc.	$(1,314)	$(770)	$(4,352)	$(3,624)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

For the three and nine months ended September 30, 2023 and 2022

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Neonode Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balances, December 31, 2022	14,456	$14	$227,235	$(340)	$(207,491)	$19,418	$-	$19,418
Stock-based compensation	-	-	18	-	-	18	-	18
Issuance of shares for cash, net of offering costs	903	1	7,865	-	-	7,866	-	7,866
Foreign currency translation adjustment	-	-	-	35	-	35	-	35
Net loss	-	-	-	-	(1,425)	(1,425)	-	(1,425)
Balances, March 31, 2023	15,359	$15	$235,118	$(305)	$(208,916)	$25,912	$-	$25,912
Stock-based compensation	-	-	17	-	-	17	-	17
Foreign currency translation adjustment	-	-	-	(141)	-	(141)	-	(141)
Net loss	-	-	-	-	(1,507)	(1,507)	-	(1,507)
Balances, June 30, 2023	15,359	$15	$235,135	$(446)	$(210,423)	$24,281	$-	$24,281
Stock-based compensation	-	-	13	-	-	13	-	13
Foreign currency translation adjustment	-	-	-	(48)	-	(48)	-	(48)
Net loss	-	-	-	-	(1,266)	(1,266)	-	(1,266)
Balances, September 30, 2023	15,359	$15	$235,148	$(494)	$(211,689)	$22,980	$-	$22,980

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Neonode Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balances, December 31, 2021	13,576	$14	$226,880	$(408)	$(202,608)	$23,878	$(4,041)	$19,837
Stock-based compensation	-	-	39	-	-	39	-	39
Foreign currency translation adjustment	-	-	-	33	-	33	-	33
Net loss	-	-	-	-	(1,380)	(1,380)	(57)	(1,437)
Balances, March 31, 2022	13,576	$14	$226,919	$(375)	$(203,988)	$22,570	$(4,098)	$18,472
Stock-based compensation	4	-	45	-	-	45	-	45
Foreign currency translation adjustment	-	-	-	41	-	41	-	41
Net loss	-	-	-	-	(1,548)	(1,548)	(149)	(1,697)
Balances, June 30, 2022	13,580	$14	$226,964	$(334)	$(205,536)	$21,108	$(4,247)	$16,861
Stock-based compensation	-	-	5	-	-	5	-	5
Repurchase and retirement of stock	(10)	-	(12)	-	-	(12)	-	(12)
Foreign currency translation adjustment	-	-	-	30	-	30	-	30
Net loss	-	-	-	-	(800)	(800)	(194)	(994)
Balances, September 30, 2022	13,570	$14	$226,957	$(304)	$(206,336)	$20,331	$(4,441)	$15,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss (including noncontrolling interests)	$(4,198)	$(4,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	48	89
Depreciation and amortization	55	104
Amortization of operating lease right-of-use assets	49	327
Recoveries of bad debt	-	(45)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue, net	512	294
Inventory	(689)	(1,691)
Prepaid expenses and other current assets	(76)	45
Accounts payable, accrued payroll and employee benefits, and accrued expenses	256	(386)
Contract liabilities	(8)	(6)
Operating lease obligations	(49)	(297)
Net cash used in operating activities	(4,100)	(5,694)

Cash flows from investing activities:
Purchase of property and equipment	(58)	(54)
Net cash used in investing activities	(58)	(54)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	7,866	-
Repurchase of common stock	-	(12)
Principal payments on finance lease obligations	(77)	(135)
Net cash provided by (used in) financing activities	7,789	(147)

Effect of exchange rate changes on cash and cash equivalents	24	(186)

Net increase (decrease) in cash and cash equivalents	3,655	(6,081)
Cash and cash equivalents at beginning of period	14,816	17,383
Cash and cash equivalents at end of period	$18,471	$11,302

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$95	$2
Cash paid for interest	$8	$6

Supplemental disclosure of non-cash investing and financial activities:
Property and equipment obtained in exchange for lease obligations	$-	$24

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements include all adjustments consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of results for a full fiscal year or any other period.

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 have been prepared by us, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $1.3 million and $4.2 million and $0.8 million and $3.7 million for the three and nine months ended September 30, 2023 and 2022, respectively, and had an accumulated deficit of approximately $211.7 million and $207.5 million as of September 30, 2023 and December 31, 2022, respectively. In addition, operating activities used cash of approximately $4.1 million and $5.7 million for the nine months ended September 30, 2023 and 2022, respectively.

The condensed consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and the repayment of liabilities in the ordinary course of business.

Management has evaluated the significance of the Company’s operating loss and has determined that the Company’s current operating plan and sources of potential capital (including the Company’s at-the-market facility described below) are sufficient to alleviate concerns about the Company’s ability to continue as a going concern. During the nine months ended September 30, 2023, the Company sold an aggregate of 903,716 shares of its common stock under the at-the-market facility with aggregate net proceeds to the Company of $7,866,000, after payment of commissions to B. Riley Securities, the agent for the at-the-market facility, and other expenses of $244,000.

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

The condensed consolidated balance sheets at September 30, 2023 and December 31, 2022 and the condensed consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the three and nine months ended September 30, 2023 and 2022 include our accounts and those of our wholly-owned subsidiaries as well as Pronode Technologies AB.

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

Accounts Receivable and Credit Losses

Accounts receivable is stated at net realizable value. We estimate and record a provision for expected credit losses related to our financial instruments, including our trade receivables. We consider historical collection rates, the current financial status of our customers, macroeconomic factors, and other industry-specific factors when evaluating for current expected credit losses. Forward-looking information is also considered in the evaluation of current expected credit losses. However, because of the short time to the expected receipt of accounts receivable, we believe that the carrying value, net of expected losses, approximates fair value and therefore, we rely more on historical and current analysis of such financial instruments, including our trade receivables.

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

The accounts receivable balance on our consolidated balance sheet as of September 30, 2023 was $0.9 million, net of approximately $30,000 of allowances. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected at September 30, 2023:

Balance at January 1, 2023	$30,000
Change in expected credit losses	-
Write-offs, net of recoveries	-
Balance at September 30, 2023	$30,000

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

Due to the low sell-through of our AirBar products, management has decided to fully reserve work-in-process for AirBar components, as well as AirBar related raw materials. Management has further decided to reserve for a portion of AirBar finished goods, depending on the type of AirBar and in which location it is stored. The AirBar inventory reserve was $0.3 million and $0.3 million as of September 30, 2023 and December 31, 2022, respectively.

Raw materials, work-in-process, and finished goods are as follows (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$3,726	$3,177
Work-in-process	377	414
Finished goods	206	236
Ending inventory	$4,309	$3,827

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

Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of September 30, 2023, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won and Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Foreign currency translation gains (losses) were $(48,000) and $(154,000) and $30,000 and $104,000 during the three and nine months ended September 30, 2023 and 2022, respectively. Gains (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and were $7,000 and $2,000 during the three and nine months ended September 30, 2023, respectively, compared to $18,000 and $47,000 during the same periods in 2022, respectively.

Concentration of Credit and Business Risks

Our customers are located in the United States, Europe and Asia.

As of September 30, 2023, four of our customers represented approximately 75% of our consolidated accounts receivable and unbilled revenues.

As of December 31, 2022, five of our customers represented approximately 83% of our consolidated accounts receivable and unbilled revenues.

Customers who accounted for 10% or more of our net revenues during the three months ended September 30, 2023 are as follows:

●	Seiko Epson Corporation – 21%

●	Hewlett-Packard Company – 21%

●	Alpine Electronics, Inc – 16%

●	LG Electronics Inc. – 11%

Customers who accounted for 10% or more of our net revenues during the nine months ended September 30, 2023 are as follows:

●	Hewlett-Packard Company – 30%

●	Seiko Epson Corporation – 18%

●	Alpine Electronics, Inc – 15%

●	LG Electronics Inc. – 13%

Customers who accounted for 10% or more of our net revenues during the three months ended September 30, 2022 are as follows:

●	Hewlett-Packard Company – 26%

●	Seiko Epson Corporation – 26%

●	LG Electronics Inc. – 12%

●	Alpine Electronics, Inc – 11%

Customers who accounted for 10% or more of our net revenues during the nine months ended September 30, 2022 are as follows:

●	Hewlett-Packard Company – 28%

●	Seiko Epson Corporation – 20%

●	LG Electronics Inc. – 13%

●	Alpine Electronics, Inc – 10%

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

Explicit return rights are not offered to customers. There have been no returns through September 30, 2023.

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

Under U.S. GAAP, companies may make reasonable aggregations and approximations of returns data to accurately estimate returns. Our TSM and AirBar returns and warranty experience to date has enabled us to make reasonable returns estimates, which are supported by the fact that our product sales involve homogenous transactions. The reserve for future sales returns is recorded as a reduction of our accounts receivable and revenue and was $8,000 as of September 30, 2023 and $9,000 as of December 31, 2022. The warranty reserve is recorded as an accrued expense and cost of sales and was $39,000 as of September 30, 2023 and $49,000 as of December 31, 2022. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. During the three and nine months ended September 30, 2023 and 2022, no losses related to SOW projects were recorded.

The following tables present the net revenues distribution by geographical area and market for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three months ended September 30, 2023		Three months ended September 30, 2022
	Amount	Percentage	Amount	Percentage
AMER
Net revenues from consumer electronics	$247	85%	$384	96%
Net revenues from distributors and other	45	15%	15	4%
	$292	100%	$399	100%

APAC
Net revenues from automotive	$279	52%	$269	41%
Net revenues from consumer electronics	221	41%	314	48%
Net revenues from distributors and other	35	7%	68	11%
	$535	100%	$651	100%

EMEA
Net revenues from automotive	$130	74%	$128	77%
Net revenues from medical	-	-%	33	20%
Net revenues from distributors and other	46	26%	5	3%
	$176	100%	$166	100%

	Nine months ended September 30, 2023		Nine months ended September 30, 2022
	Amount	Percentage	Amount	Percentage
AMER
Net revenues from consumer electronics	$1,202	90%	$1,228	98%
Net revenues from distributors and other	127	10%	31	2%
	$1,329	100%	$1,259	100%

APAC
Net revenues from automotive	$968	57%	$933	50%
Net revenues from consumer electronics	652	39%	792	42%
Net revenues from distributors and other	71	4%	141	8%
	$1,691	100%	$1,866	100%

EMEA
Net revenues from automotive	$331	76%	$382	57%
Net revenues from medical	34	8%	169	25%
Net revenues from distributors and other	71	16%	125	18%
	$436	100%	$676	100%

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

The following table presents accounts receivable and deferred revenues as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Accounts receivable and unbilled revenue, net	$928	$1,448
Contract liabilities (deferred revenues)	$28	$36

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

We expense as incurred costs of obtaining a contract when the amortization period of those costs would have been less than or equal to one year.

Product Warranty

The following table summarizes the activity related to the product warranty liability (in thousands):

	September 30, 2023	December 31, 2022
Balance at beginning of period	$49	$36
Provisions for warranty issued	(10)	13
Balance at end of period	$39	$49

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

The following table presents our deferred revenues by source (in thousands):

	September 30, 2023	December 31, 2022
Deferred revenues license fees	$10	$20
Deferred revenues products	8	9
Deferred revenues non-recurring engineering	10	7
	$28	$36

During the three and nine months ended September 30, 2023, the Company recognized revenues of approximately $4,000 and $18,000, respectively, related to contract liabilities outstanding at the beginning of the year.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three and nine months ended September 30, 2023 and 2022 amounted to approximately $49,000 and $161,000 and $21,000 and $105,000, respectively.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of September 30, 2023 and December 31, 2022. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of September 30, 2023 and December 31, 2022, we had no unrecognized tax benefits.

Net Loss per Share

Net loss per share amounts have been computed based on the weighted average number of shares of common stock outstanding during the three and nine months ended September 30, 2023. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for the three and nine months ended September 30, 2023 and 2022 exclude the potential common stock equivalents, as the effect would be anti-dilutive (see Note 8).

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

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rates for the condensed consolidated statements of operations were as follows:

	Nine months ended September 30,
	2023	2022
Swedish Krona	10.60	9.92
Japanese Yen	138.10	128.22
South Korean Won	1,301.97	1,278,76
Taiwan Dollar	30.94	29.30

The exchange rates for the condensed consolidated balance sheets were as follows:

	As of
	September 30,	December 31,
	2023	2022
Swedish Krona	10.92	10.43
Japanese Yen	149.38	131.12
South Korean Won	1,352.93	1,261.91
Taiwan Dollar	32.25	30.66

Fair Value of Financial Instruments

We disclose the estimated fair values for all financial instruments for which it is practicable to estimate fair value. Financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are deemed to approximate fair value due to their short maturities.

Recent Accounting Pronouncements

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”), supplemented by subsequent accounting standards updates. The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13, as amended, is effective for fiscal years beginning after December 15, 2022, as we were a smaller reporting company as of November 15, 2019, the determination date. We adopted ASU 2016-13 on January 1, 2023. Based on the composition of our accounts receivable, and other financial assets, including current market conditions and historical credit loss activity, the adoption of this standard did not have a material impact on our condensed consolidated financial statements or disclosures. Specifically, our estimate of expected credit losses as of September 30, 2023, using our expected credit loss evaluation process described above, resulted in no adjustments to the provision for credit losses and no cumulative-effect adjustment to accumulated deficit on the adoption date of the standard.

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

Common Stock

As of September 30, 2023 and December 31, 2022, our Restated Certificate of Incorporation, as amended, authorized us to issue up to 25,000,000 shares of common stock, par value $0.001 per share.

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

During the three months ended September 30, 2023, no shares were sold under the ATM Facility. During the nine months ended September 30, 2023, we sold an aggregate of 903,716 shares of our common stock under the ATM Facility with aggregate net proceeds of $7,866,000, after payment of commissions to B. Riley Securities and other expenses of $244,000.

Preferred Stock

As of September 30, 2023 and December 31, 2022, our Restated Certificate of Incorporation, as amended, authorized us to issue up to 1,000,000 shares of preferred stock, par value $0.001 per share.

There were no transactions in our preferred stock during the three and nine months ended September 30, 2023 and 2022. No shares of preferred stock were issued and outstanding as of September 30, 2023 and December 31, 2022.

Warrants

As of September 30, 2023 and December 31, 2022, the Company had no outstanding warrants to purchase common stock.

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

For the three and nine months ended September 30, 2023 and 2022, we recognized $13,000 and $48,000 and $5,000 and $89,000, respectively, of stock-based compensation for the amortization of the fair value of stock awards issued under the 2020 LTIP and 2020 Plan over the respective lock-up periods.

A summary of the combined activity under all of our stock option plans is set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2023	2,500	$14.40
Expired	(2,500)	14.40
Outstanding at September 30, 2023	-	$-

As of September 30, 2023 we had no outstanding options.

For the three and nine months ended September 30, 2023 and 2022, we recorded no compensation expense related to the vesting of stock options.

During the three and nine months ended September 30, 2023, we did not grant any options to purchase shares of our common stock to employees or members of our board of directors.

Stock options granted under the 2006, 2015 and 2020 Plans are exercisable over a maximum term of 10 years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

5. Commitments and Contingencies

Indemnities and Guarantees

Our bylaws require that we indemnify each of our executive officers and directors for certain events or occurrences arising because of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these agreements as of September 30, 2023 and December 31, 2022.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us regarding intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of September 30, 2023 and December 31, 2022.

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

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an Application Specific Integrated Circuit (“ASIC”). Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2,000,000 ASICs sold. As of September 30, 2023, we had made no payments to TI under the NN1002 Agreement.

6. Segment Information

We have one reportable segment, which is comprised of the touch technology licensing and products business. We report revenues from external customers based on the country where the customer is located.

The following table presents net revenues by geographic area for the three and nine months ended September 30, 2023 and 2022, respectively (dollars in thousands):

	Three months ended September 30, 2023		Three months ended September 30, 2022
	Amount	Percentage	Amount	Percentage
Japan	$383	38%	$447	37%
United States	292	29%	399	33%
South Korea	114	11%	154	13%
Germany	93	9%	87	7%
France	67	7%	-	-%
China	20	2%	57	4%
New Zealand	18	2%	-	-%
Sweden	17	2%	52	4%
Switzerland	-	-%	33	3%
Other	(1)	-%	(13)	(1)%
	$1,003	100%	$1,216	100%

	Nine months ended September 30, 2023		Nine months ended September 30, 2022
	Amount	Percentage	Amount	Percentage
United States	$1,329	38%	$1,229	32%
Japan	1,186	34%	1,259	33%
South Korea	436	13%	521	14%
Germany	308	9%	205	5%
France	67	2%	141	4%
China	44	1%	95	3%
Switzerland	34	1%	169	4%
Sweden	24	1%	136	4%
New Zealand	18	1%	-	-%
Other	10	-%	46	1%
	$3,456	100%	$3,801	100%

The following table presents our total assets by geographic region as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
United States	$18,312	$15,630
Sweden	6,466	5,511
Asia	39	57
Total	$24,817	$21,198

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

The components of lease expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating lease cost (1)	$135	$135	$391	$453

Finance lease cost:
Amortization of leased assets	4	5	12	62
Interest on lease liabilities	2	-	6	6
Total finance lease cost	6	5	18	68

(1)	Includes short-term lease costs of $117,000 and $335,000 and $30,000 and $111,000 for the three and nine months ended September 30, 2023 and 2022, respectively.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$(16)	$(3)	$(49)	$(297)
Operating cash flows from finance leases	(2)	-	(6)	(6)
Financing cash flows from finance leases	(25)	(36)	(77)	(135)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-	-	-	-

Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	$66	$118

Current portion of operating lease obligations	$66	$83
Operating lease liabilities, net of current portion	-	35
Total operating lease liabilities	$66	$118

Finance leases
Property and equipment, at cost	$2,503	$2,622
Accumulated depreciation	(2,304)	(2,418)
Property and equipment, net	$199	$204

Current portion of finance lease obligations	$35	$95
Finance lease liabilities, net of current portion	24	46
Total finance lease liabilities	$59	$141

	September 30, 2023	December 31, 2022
Weighted Average Remaining Lease Term
Operating leases	1.0 years	1.8 years
Finance leases	1.4 years	1.5 years

Weighted Average Discount Rate:
Operating leases (2)	5%	5%
Finance leases	3%	2%

(2)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

A summary of future minimum payments under non-cancellable operating lease commitments as of September 30, 2023 is as follows (in thousands):

Year ending December 31,	Total
2023 (remaining months)	17
2024	51
68
Less imputed interest	(2)
Total lease liabilities	$66
Less current portion	(66)
$-

The following is a schedule of minimum future rentals on the non-cancellable finance leases as of September 30, 2023 (in thousands):

Year ending December 31,	Total
2023 (remaining months)	12
2024	31
2025	18
Total minimum payments required:	61
Less amount representing interest:	(2)
Present value of net minimum lease payments:	59
Less current portion	(35)
$24

8. Net Loss per Share

Basic net loss per common share for the three and nine months ended September 30, 2023 and 2022 was computed by dividing the net loss attributable to common shareholders of Neonode Inc. for the relevant period by the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed by dividing net loss attributable to common shareholders of Neonode Inc. for the relevant period by the weighted average number of shares of common stock and common stock equivalents outstanding.

There were no potentially dilutive common stock equivalents for the three and nine months ended September 30, 2023 and 2022, respectively.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
BASIC AND DILUTED
Weighted average number of common shares outstanding	15,359	13,580	15,310	13,577
Net loss attributable to Neonode Inc.	$(1,266)	$(800)	$(4,198)	$(3,728)

Net loss per share - basic and diluted	$(0.08)	$(0.06)	$(0.27)	$(0.27)

9. Subsequent Events

No other subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than as discussed elsewhere in the accompanying notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. For example, statements in this Quarterly Report regarding our plans, strategy and focus areas are forward-looking statements. You can identify some forward-looking statements by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “goal,” “plan,” and similar expressions. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to our history of losses since inception, our dependence on a limited number of customers, our reliance on our customers’ ability to design, manufacture and sell products that incorporate our touch technology, the length of a product development and release cycle, our and our customers’ reliance on component suppliers, the difficulty in verifying royalty amounts owed to us, our limited experience manufacturing hardware devices, our ability to remain competitive in response to new technologies, our dependence on key members of our management and development team, the costs to defend, as well as risks of losing, patents and intellectual property rights, our ability to obtain adequate capital to fund future operations, and general economic conditions, including inflation, or other effects related to the COVID-19 pandemic or future pandemics or epidemics, or geopolitical conflicts such as the ongoing war in Ukraine. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” and elsewhere in this Quarterly Report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the date of this Quarterly Report. Because actual events or results may differ materially from those discussed in or implied by forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. We do not undertake responsibility to update or revise any of these factors or to announce publicly any revision to forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and consolidated financial statements for the year ended December 31, 2022 included in our most recent Annual Report on Form 10-K.

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

License Sales

We license our zForce technology to Original Equipment Manufacturer (“OEMs”), Original Design Manufacturer (“ODMs”) and Tier 1 suppliers who embed our technology into products they develop, manufacture and sell. Since 2010, our licensing customers have sold approximately 95 million devices that use our patented technology.

As of September 30, 2023, we had 35 valid technology license agreements with global OEMs, ODMs and Tier 1 suppliers.

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

Global Conflicts

The ongoing war in Ukraine has impacted the global economy as the United States, the UK, the EU, and other countries have imposed broad export controls and financial and economic sanctions against Russia (a large exporter of commodities), Belarus, and specific areas of Ukraine, and may continue to impose additional sanctions or other measures. Russia may impose its own counteractive measures. We do not procure materials directly from Ukraine or Russia, but the war in Ukraine may further exacerbate ongoing supply chain disruptions that are occurring across the globe. In addition, the war in Israel and Gaza and the possible expansion of such war has created political and potential economic uncertainty in the Middle East. While the precise effects on global economies from the Israel-Hamas war, the war in Ukraine and related sanctions remain uncertain, there has been significant volatility in the financial markets, fluctuations in currency exchange rates, and an increase in energy and commodity prices globally. Should the wars continue or escalate, there may be various economic and security consequences including, but not limited to, additional supply shortages of different kinds; further increases in prices of commodities; significant disruptions in logistics infrastructure and telecommunications services; and risks relating to the unavailability of information technology systems and infrastructure. The resulting impacts on the global economy, financial markets, inflation, interest rates, and unemployment, among others, could adversely impact economic and financial conditions.

Results of Operations

A summary of our financial results is as follows (in thousands, except percentages):

	Three months ended September 30,		2023 vs 2022
	2023	2022	Variance in Dollars	Variance in Percent
Revenues:
License fees	$836	$1,045	$(209)	(20.0)%
Percentage of revenue	83.3%	85.9%
Products	163	155	8	5.2%
Percentage of revenue	16.3%	12.7%
Non-recurring engineering	$4	$16	$(12)	(75.0)%
Percentage of revenue	0.4%	1.3%
Total Revenue	$1,003	$1,216	$(213)	(17.5)%

Cost of revenues:
Products	$227	$80	$147	183.8%
Percentage of revenue	22.6%	6.6%
Non-recurring engineering	$-	$(2)	$2	(100.0)%
Percentage of revenue	-%	(0.2)%
Total cost of revenues	$227	$78	$149	191.0%

Total gross margin	$776	$1,138	$(362)	(31.8)%

Operating expenses:
Research and development	$827	$792	$35	4.4%
Percentage of revenue	82.5%	65.1%
Sales and marketing	516	348	168	48.3%
Percentage of revenue	51.4%	28.6%
General and administrative	890	960	(70)	(7.3)%
Percentage of revenue	88.7%	78.9%
Total operating expenses	$2,233	$2,100	$133	6.3%
Percentage of revenue	222.6%	172.7%

Operating loss	$(1,457)	$(962)	$(495)	51.5%
Percentage of revenue	(145.3)%	(79.1)%
Other income (expense)	226	-	226	-%
Percentage of revenue	22.5%	-%
Provision for income taxes	35	32	3	9.4%
Percentage of revenue	3.5%	2.6%
Less: net loss attributable to noncontrolling interests	-	194	(194)	(100.0)%
Percentage of revenue	-%	16.0%
Net loss attributable to Neonode Inc.	$(1,266)	$(800)	$(466)	58.3%
Percentage of revenue	(126.2)%	(65.8)%
Net loss per share attributable to Neonode Inc.	$(0.08)	$(0.06)	$(0.02)	33.3%

	Nine months ended September 30,		2023 vs 2022
	2023	2022	Variance in Dollars	Variance in Percent
Revenues:
License fees	$3,078	$3,102	$(24)	(0.8)%
Percentage of revenue	89.1%	81.6%
Products	349	512	(163)	(31.8)%
Percentage of revenue	10.1%	13.5%
Non-recurring engineering	$29	$187	$(158)	(84.5)%
Percentage of revenue	0.8%	4.9%
Total Revenue	$3,456	$3,801	$(345)	(9.1)%

Cost of revenues:
Products	$302	$224	$78	34.8%
Percentage of revenue	8.7%	5.9%
Non-recurring engineering	$9	$24	$(15)	(62.5)%
Percentage of revenue	0.3%	0.6%
Total cost of revenues	$311	$248	$63	25.4%

Total gross margin	$3,145	$3,553	$(408)	(11.5)%

Operating expenses:
Research and development	$2,692	$2,961	$(269)	(9.1)%
Percentage of revenue	77.9%	77.9%
Sales and marketing	1,797	1,608	189	11.8%
Percentage of revenue	52.0%	42.3%
General and administrative	3,312	3,023	289	9.6%
Percentage of revenue	95.8%	79.5%
Total operating expenses	$7,801	$7,592	$209	2.8%
Percentage of revenue	225.7%	199.7%

Operating loss	$(4,656)	$(4,039)	$(617)	15.3%
Percentage of revenue	(134.7)%	(106.3)%
Other income (expense)	553	15	538	3,586.7%
Percentage of revenue	16.0%	0.4%
Provision for income taxes	95	104	(9)	(8.7)%
Percentage of revenue	2.7%	2.7%
Less: net loss attributable to noncontrolling interests	-	400	(400)	(100.0)%
Percentage of revenue	-%	10.5%
Net loss attributable to Neonode Inc.	$(4,198)	$(3,728)	$(470)	12.6%
Percentage of revenue	(121.5)%	(98.1)%
Net loss per share attributable to Neonode Inc.	$(0.27)	$(0.27)	$-	-%

Net Revenues

All of our sales for the three and nine months ended September 30, 2023 and 2022 were to customers located in the United States, Europe, Asia and Oceania.

Total net revenues were $1.0 million and $3.5 million for the three and nine months ended September 30, 2023, respectively, compared to $1.2 million and $3.8 million for the same periods in 2022, respectively. The decrease of 17.5% in total net revenues for the three months ended September 30, 2023, as compared to the same period in 2022 is explained by lower license fees and non-recurring revenues offset by higher products revenues. The decrease of 9.1% in total net revenues for the nine months ended September 30, 2023, as compared to the same period in 2022 is explained by lower revenues in all three revenue streams.

License Fees

Revenues from license fees were $0.8 million and $3.1 million for the three and nine months ended September 30, 2023, respectively, compared to $1.0 million and $3.1 million for the same periods in 2022, respectively. The decrease in license fee revenues for the three and nine months ended September 30, 2023 compared to the same periods in 2022 was primarily due to lower sales volumes for our customers. .

Product Sales

Revenues from product sales were $0.2 million and $0.3 million for the three and nine months ended September 30, 2023, respectively, compared to $0.2 million and $0.5 million for the same periods in 2022, respectively. The decrease for the nine months ended September 30, 2023 compared to the same period last year was mainly due to low customer demand, which we are addressing with focused marketing and sales campaigns and updates to our partner network.

Non-recurring Engineering Revenues

Revenues from non-recurring engineering revenues were $4 thousand and $ 29 thousand for the three and nine months ended September 30, 2023, respectively, compared to $16 thousand and $187 thousand for the same periods in 2022, respectively. Most of our non-recurring engineering revenues are related to application development and proof-of-concept projects related to our TSMs or to our zForce and MultiSensing technology platforms. The decrease for the three and nine months ended September 30, 2023 was mainly due to fewer projects compared to the same periods in 2022.

The following tables presents the net revenues by geographical area and revenue stream for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three months ended September 30, 2023		Three months ended September 30, 2022
	Amount	Percentage	Amount	Percentage
AMER
License fees	$247	85%	$386	97%
Products	45	15%	14	3%
Non-recurring engineering	-	-%	(1)	-%
	$292	100%	$399	100%

APAC
License fees	$496	93%	$580	89%
Products	34	6%	68	11%
Non-recurring engineering	5	1%	3	-%
	$535	100%	$651	100%

EMEA
License fees	$93	53%	$79	48%
Products	84	48%	73	44%
Non-recurring engineering	(1)	(1)%	14	8%
	$176	100%	$166	100%

	Nine months ended September 30, 2023		Nine months ended September 30, 2022
	Amount	Percentage	Amount	Percentage
AMER
License fees	$1,202	90%	$1,232	98%
Products	127	10%	27	2%
Non-recurring engineering	-	-%	-	-%
	$1,329	100%	$1,259	100%

APAC
License fees	$1,609	95%	$1,675	90%
Products	71	4%	147	8%
Non-recurring engineering	11	1%	44	2%
	$1,691	100%	$1,866	100%

EMEA
License fees	$267	61%	$195	29%
Products	151	35%	338	50%
Non-recurring engineering	18	4%	143	21%
	$436	100%	$676	100%

Gross Margin

Our combined total gross margin was 77% and 91% for the three and nine months ended September 30, 2023, respectively, compared to 94% and 93% for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2023, gross margin related to products was (39)% and 13%, respectively, compared to 48% and 56% for the same periods in 2022, respectively. The gross margin for products for the three months ended September 30, 2023 was impacted by a one-time cost of $143,000 related to a customer claim.

Our cost of sales includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contracts. Cost of goods sold for TSMs includes fully burdened manufacturing costs, outsourced final assembly costs, and component costs of TSMs.

Research and Development

Research and development (“R&D”) expenses for the three and nine months ended September 30, 2023 were $0.8 million and $2.7 million, respectively. For the same periods in 2022, the R&D expenses were $0.8 million and $3.0 million, respectively. R&D expenses primarily consist of personnel-related costs in addition to external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes. The decrease for nine months ended September 30, 2023 was primarily related to lower personnel and related costs.

Sales and Marketing

Sales and marketing expenses for the three and nine months ended September 30, 2023 were $0.5 million and $1.8 million, respectively. The sales and marketing costs for the same periods in 2022 were $0.3 million and $1.6 million, respectively. The increase for the three months ended September 30, 2023 was primarily due to higher marketing costs.

Our sales and marketing activities focus on OEM, ODM and Tier 1 customers who will license our technology or purchase and embed our TSMs into their products.

General and Administrative

General and administrative (“G&A”) expenses for the three and nine months ended September 30, 2023 were $0.9 million and $3.3 million, respectively. The G&A expenses for the three and nine months ended September 30, 2022 were $1.0 million and $3.0 million, respectively. The increase for the nine months ended September 30, 2023 was primarily related to higher professional fees.

Income Taxes

Our effective tax rate was (3)% and (2)% for the three and nine months ended September 30, 2023, respectively, and (3)% and (3)% for the three and nine months ended September 30, 2022, respectively. The negative tax rate is due to withholding taxes from sales. We recorded valuation allowances for the three and nine-month periods ended September 30, 2023 and September 30, 2022 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss attributable to Neonode of $1.3 million and $4.2 million for the three and nine months ended September 30, 2023, respectively, compared to $0.8 million and $3.7 million for the same periods in 2022, respectively.

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

Contractual Obligations and Commercial Commitments

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC, which is used in our licensed technology. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2 million ASICs sold. As of September 30, 2023, we had made no payments to TI under the NN1002 Agreement.

Operating Leases

Neonode Inc. operates solely through a virtual office in California.

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

For the three and nine months ended September 30, 2023, we recorded approximately $120,000 and $365,000 for total rent expense. For the three and nine months ended September 30, 2022, we recorded approximately $157,000 and $501,000 for total rent expense, respectively.

See Note 7 – Leases in the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1) for further discussions.

Equipment Subject to Finance Lease

Between the second and fourth quarters of 2016, we entered into six leases for component production equipment. Under the terms of five of the lease agreements, we are obligated to purchase the equipment at the end of the original 3-5 year lease terms for 5-10% of the original purchase price of the equipment. In accordance with relevant accounting guidance the leases are classified as finance leases. The lease payments and depreciation periods began between June and November 2016 when the equipment went into service. The implicit interest rate of the leases is currently approximately 3% per annum. One of the leases is a hire-purchase agreement where the equipment is required to be paid off after five years. In accordance with relevant accounting guidance the lease is classified as a finance lease. The lease payments and depreciation period began on July 1, 2016 when the equipment went into service. The implicit interest rate of the lease is currently approximately 3% per annum. On April 1, 2022, one of lease contracts was extended for three years. The implicit interest rate of the extended lease period is 2.7% per annum.

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

As of September 30, 2023, we had cash and cash equivalents of $18.5 million compared to $14.8 million as of December 31, 2022. Based on our current cash position, and assuming currently planned expenditures and level of operations, we believe we have sufficient capital to fund operations for the twelve-month period subsequent to the date of this Quarterly Report.

Working capital (current assets less current liabilities) was $22.7 million as of September 30, 2023, compared to $19.1 million as of December 31, 2022.

Net cash used in operating activities for the nine months ended September 30, 2023 was $4.1 million and was primarily the result of a net loss of $4.2 million and approximately $0.2 million in non-cash operating expenses, comprised of stock-based compensation expense, depreciation and amortization and amortization of operating lease right-of-use assets, and changes in operating assets and liabilities of $(0.1) million.

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

Accounts receivable and unbilled revenues decreased by approximately $0.5 million as of September 30, 2023 compared to December 31, 2022. This was due to lower revenues.

Inventory increased by approximately $0.7 million during the nine months ended September 30, 2023 compared to December 31, 2022, primarily due to purchase of components.

Net cash provided by financing activities of $7.8 million during the nine months ended September 30, 2023 was the result of the issuance of common stock under the ATM Facility (as defined and described below). Net cash used in financing activities of $0.1 million during the nine months ended September 30, 2022 was the result of principal payments on the finance lease obligation.

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $1.3 million and $4.2 million and $0.8 million and $3.7 million for the three and nine months ended September 30, 2023 and 2022, respectively, and had an accumulated deficit of approximately $211.7 million and $207.5 million as of September 30, 2023 and December 31, 2022, respectively. In addition, operating activities used cash of approximately $4.1 million and $5.7 million for the nine months ended September 30, 2023 and 2022, respectively.

The condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and the repayment of liabilities in the ordinary course of business. Management evaluated the significance of the Company’s operating loss and determined that the Company’s cash position, the Company’s current operating plan, and other sources of potential capital, including the ATM Facility, would be sufficient to alleviate concerns about the Company’s ability to continue as a going concern.

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

During the three months ended September 30, 2023, no shares were sold under the ATM Facility. During the nine months ended September 30, 2023, we sold an aggregate of 903,716 shares of our common stock under the ATM Facility with aggregate net proceeds to us of $7,866,000, after payment of commissions to B. Riley Securities and other expenses of $244,000.

Critical Accounting Policies

Our contracts with customers may include promises to transfer multiple products and services to a customer, particularly when one of our customers contracts with us for a product and related engineering services fees for customizing that product for our customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately may require significant judgment. Judgment may also be required to determine the standalone selling price for each distinct performance obligation identified, although we generally structure our contracts such that performance obligations and pricing for each performance obligation are specifically addressed. We currently have no outstanding contracts with multiple performance obligations; however, we recently negotiated a contract that may include multiple performance obligations in the future.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceedings. From time to time, we may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including, but not limited to, employee, customer and vendor disputes.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

None.

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

NEONODE INC.

Date: November 9, 2023	By:	/s/ Fredrik Nihlén
Fredrik Nihlén
Chief Financial Officer,
(Principal Financial and Accounting Officer)