Form 10-K
period 2023-12-31
Neonode Inc.
filed 2024-02-28
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported on the Nasdaq Stock Market, was $93,411,014.

The number of shares of the registrant’s common stock outstanding as of February 26, 2024 was 15,359,481.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference as set forth in Part III of this Annual Report. The registrant intends to file such definitive proxy statement with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

NEONODE INC.

2023 ANNUAL REPORT ON FORM 10-K

i

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. For example, statements in this Annual Report regarding our plans, strategy and focus areas are forward-looking statements. You can identify some forward-looking statements by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “goal,” “plan,” and similar expressions. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to our history of losses since inception, our dependence on a limited number of customers, our reliance on our customers’ ability to design, manufacture and sell products that incorporate our touch technology, the length of a product development and release cycle, our and our customers’ reliance on component suppliers, the difficulty in verifying royalty amounts owed to us, our ability to remain competitive in response to new technologies, our dependence on key members of our management and development team, the costs to defend, as well as risks of losing, patents and intellectual property rights, our ability to obtain adequate capital to fund future operations, and general economic conditions, including inflation, or other effects related to the COVID-19 pandemic or future pandemics or epidemics, or geopolitical conflicts such as the ongoing war in Ukraine. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see “Item 1A. Risk Factors” and elsewhere in this Annual Report, and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the date of this Annual Report. Because actual events or results may differ materially from those discussed in or implied by forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. We do not undertake responsibility to update or revise any of these factors or to announce publicly any revision to forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I

Neonode Inc., collectively with its subsidiaries, is referred to in this Annual Report as “Neonode”, “we”, “us”, “our”, “registrant”, or “Company”.

We use Neonode, our logo, zForce, MultiSensing and other marks as trademarks. This Annual Report contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names.

ITEM 1. BUSINESS

Our company provides advanced optical sensing solutions for touch, contactless touch, and gesture sensing. We also provide software solutions for machine perception that feature advanced machine learning algorithms to detect and track persons and objects in video streams from cameras and other types of imagers. We base our touch, contactless touch, and gesture sensing products and solutions using our zForce technology platform and our machine perception solutions on our MultiSensing technology platform. zForce (zero force) is the name for our patented optical sensing technology built on infrared light, invisible to the human eye. Our MultiSensing platform was designed to provide advanced, safe, and scalable software solutions to provide situational context. We market and sell our solutions to customers in many different markets and segments including, but not limited to, office equipment, automotive, industrial automation, medical, military and avionics.

In 2010, we began licensing to Original Equipment Manufacturers (“OEMs”) and automotive Tier 1 suppliers who embed our technology into products they develop, manufacture, and sell. Since 2010, our licensing customers have sold approximately 95 million products that feature our technology. In October 2017, we augmented our licensing business and began manufacturing and shipping touch sensor modules (“TSMs”) that incorporate our patented technology. We sell these TSMs to OEMs, Original Design Manufacturers (“ODMs”), and systems integrators for use in their products.

As of December 31, 2023, we had nine agreements with value added resellers (“VARs”) for integration of our TSMs in the products they offer to global OEMs, ODMs and systems integrators. In addition to this, we distribute our TSMs through Digi-Key Corporation, Serial Microelectronics HK Ltd., and Nexty Electronics Corporation.

During 2023, we continued to focus our efforts on maintaining our current licensing customers and achieving design wins for new programs both with current and future customers. In parallel we continued to market and sell TSMs directly and indirectly through partners. We made investments enhancing the design and improving the production yield of our TSMs in our production unit Pronode Technologies AB and improving the related firmware and configuration tools software platforms.

On December 12, 2023, we announced a new, sharpened strategy with full focus on the licensing business. Consequently, we will phase out the TSM product business during 2024 through licensing of the TSM technology to strategic partners or outsourcing.

Licensing

We license our zForce technology to OEMs and automotive Tier 1 suppliers who embed our technology into products that they develop, manufacture and sell. Since 2010, our licensing customers have sold approximately 95 million devices that use our patented technology.

As of December 31, 2023, we had 34 valid technology license agreements with global OEMs, ODMs and automotive Tier 1 suppliers.

Our licensing customer base is primarily in the automotive and printer segments. Ten of our licensing customers are currently shipping products that embed our technology. We anticipate current customers will continue to ship products with our technology in 2024 and in future years. We also expect to expand our customer base with a number of new customers who will be looking to ship new products incorporating our zForce and MultiSensing technologies as they complete final product development and release cycles. We typically earn our license fees on a per unit basis when our customers ship products using our technology, but in the future we may use other business models as well.

Product Sales

In addition to our licensing business, we design and manufacture TSMs that incorporate our patented technology. We sell our TSMs to OEMs, ODMs and systems integrators for use in their products.

We utilize a robotic manufacturing process designed specifically for our TSMs. The TSMs are commercial-off-the-shelf products based on our patent-protected zForce technology platform and can support the development of contactless touch, touch, gesture and object sensing solutions that, paired with our technology licensing offering, give us a full range of options to enter and compete in key markets.

We began selling our TSMs to customers in the industrial and consumer electronics segments in 2017. We will phase out the TSM product business during 2024 through licensing of the TSM technology to strategic partners or outsourcing.

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

We have the following wholly owned subsidiaries: Neonode Technologies AB (Sweden) (established in 2008 to develop and license touchscreen technology); Neonode Japan Inc., (Japan) (established in 2013); and Neonode Korea Ltd. (South Korea) (established in 2014). Neonode Korea Ltd. is currently dormant. In 2015, we established a 51% majority owned consolidated subsidiary, Pronode Technologies AB (Sweden). On October 1, 2022, we acquired the remaining shares in Pronode Technologies AB.

Strategy and Focus Areas

Our customers use touch, contactless touch, gesture sensing, and machine perception technologies to grow their businesses, drive efficiencies, and seek competitive advantages. Our strategy is to deliver value-adding human-machine interaction (“HMI”) and machine perception solutions and products that enable our customers to achieve these targets. We offer specialized NRE services related to the integration of our solutions and products into customer systems and products to ensure that optimal functionality and performance is achieved.

With the new, sharpened strategy, announced in December 2023, we focus solely on the licensing business. This allows customers to license our unique and advanced TSM technology to create bespoke products and solutions that bring value to end customers. We continue to be a leader in optical touch and gesture sensing by licensing our zForce technology to customers in the printer, automotive, and other sectors. We also aim to capture a significant share of the growing automotive driver and in-cabin monitoring market by developing our machine perception business. We are innovators in the HMI and machine perception areas and our goal is to introduce next-generation products in these areas that offer better price, performance, and architectural advantages compared to our current offers and those of our competitors. We intend to execute on this strategy through portfolio transformation, internal innovation, and co-development of products with our customers and the building of strategic partnerships with other technology companies.

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

During 2023 and 2022, our automotive customers shipped approximately 0.9 million and 0.8 million products with our technology, respectively. Accumulated, since 2014, our automotive customers have shipped approximately 8 million products featuring our technology.

Printers and Office Equipment

Multi-function printers typically feature touch displays for user interaction with feature-rich menus and settings. We have operational license agreements with three of the leading global printers and office equipment OEMs. During 2023 our customers shipped more than 3 million printers using our touch technology and since mid-2014 they have shipped approximately 55 million printers using our touch technology.

Industrial Automation

We see interesting opportunities for our optical touch and gesture control solutions in the rugged industrial touchscreen market. We also see potential demand for our machine perception solutions in industrial settings.

Medtech

We sell our TSMs to customers manufacturing and selling medical imaging systems with touch screens. Looking to the future, we see interesting opportunities to license our zForce-based optical touch and gesture control solutions to manufacturers of different medtech systems.

Elevators and Interactive Kiosks

There is strong consumer demand for HMI technologies that improve the user experience and eliminate direct physical contact between users and different types of machines and systems in public environments such as self-service kiosks, vending machines, and elevators. Using our TSMs, OEMs can easily create safe, intuitive, and easy-to-use contactless touch interfaces for their elevator and kiosk products. Our TSMs are also very suitable for retrofit applications and many of our OEM customers, value-added resellers, and technology partners have or are developing such solutions and marketing and selling them in their respective markets. Customer demand has decreased after the COVID-19 pandemic ended and in 2024 we will phase out the TSM product business. OEM customers, value-added resellers, and technology partners can still access our technology through licensing.

Product Backlog

Our TSM product backlog as of December 31, 2023 was approximately $34,000. The product backlog includes orders confirmed for products planned to be shipped within 12 months to one customer. Our cycle time between order and shipment is generally short and customers occasionally change delivery schedules. Additionally, orders can be cancelled without significant penalties. As a result of these factors, we do not believe that our product backlog, as of any particular date, is necessarily indicative of actual product revenue for any future period.

Customers

As of December 31, 2023 we had 34 valid technology license agreements. As of December 31, 2022, that number was 35. During the year ended December 31, 2023, we had 10 customers using our touch technology in products that were being shipped to their customers. The products related to these license agreements include e-readers, tablets, commercial and consumer printers, automotive infotainment system displays, and global positioning system (GPS) devices.

Our customers are primarily located in North America, Europe and Asia.

As of December 31, 2023, four of our customers represented approximately 76.4% of our consolidated accounts receivable and unbilled revenues.

As of December 31, 2022, five of our customers represented approximately 82.5% of our consolidated accounts receivable and unbilled revenues.

Customers who accounted for 10% or more of our revenues during the year ended December 31, 2023 are as follows.

●	Hewlett-Packard Company – 22.1%

●	Seiko Epson – 17.7%

●	Alpine Electronics – 16.6%

Customers who accounted for 10% or more of our revenues during the year ended December 31, 2022 are as follows.

●	Hewlett-Packard Company – 27.1%

●	Seiko Epson – 19.4%

●	LG – 12.2%

●	Alpine Electronics – 10.0%

Customers by Market

The following table presents our revenues by market as a percentage of total revenues for the years ended December 31:

	2023	2022
Net license revenues from automotive	35.1%	27.4%
Net license revenues from consumer electronics	50.4%	51.5%
Net product revenues from TSMs	13.9%	17.5%
Net non-recurring engineering services revenues	0.6%	3.6%
Total	100.0%	100.0%

Geographical Data

The following table presents our revenues by geographic region as a percentage of total revenues for the years ended December 31:

	2023	2022
United States	35.8%	32.5%
Japan	33.5%	30.7%
South Korea	11.3%	15.2%
Germany	9.0%	5.3%
Switzerland	5.0%	7.0%
China	1.8%	2.3%
France	1.5%	3.4%
Sweden	1.2%	2.7%
Other	0.9%	0.9%
Total	100.0%	100.0%

The following table presents our total assets by geographic region as of December 31 (in thousands):

	2023	2022
United States	$16,084	$15,630
Sweden	2,888	5,511
Asia	42	57
Total	$19,014	$21,198

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

There are various driver and in-cabin monitoring solutions that compete with our MultiSensing technology. Our competitors among Tier 2 software providers include SmartEye, Cipia, Xperi, Seeing Machines, PUX and Jungo.

Intellectual Property

We rely on a combination of intellectual property laws and contractual provisions to establish and protect the proprietary rights in our technology. The number of our issued and pending patents and patents filed in each jurisdiction as of December 31, 2023 is set forth in the following table:

Jurisdiction	No. of Reg. Designs	No. of Issued Patents	No. of Patents Pending
United States	5	53	10
Europe	-	11	4
Japan	-	7	2
China	-	6	2
South Korea	-	6	2
Total:	5	83	20

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

In 2023 we filed eleven new patent applications and had nine new patent grants issued; five patents have lapsed.

The duration of our patent protection for utility patents is generally 20 years. The duration of our patent protection for design patents varies throughout the world between 10 and 25 years, depending on the jurisdiction. We believe the duration of our intellectual property rights is adequate relative to the expected lives of our products.

We also protect and promote our brand by registering trademarks in key markets around the world. Our trademarks include: Neonode (26 registrations, 2 pending applications), the Neonode logo (8 registrations), zForce (10 registrations), and MultiSensing (3 registrations).

Research and Development

In fiscal years 2023 and 2022, we incurred $3.8 million and $4.0 million, respectively, on research and development activities. Our research and development is performed predominantly in-house, but may also be performed in collaboration with external partners and specialists.

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

Since the COVID-19 pandemic has subsided we have adopted a hybrid workplace. While we encourage employees to come into the office as much as possible, employees are permitted to work part time from home.

As of December 31, 2023, we had 53 employees (including 49 full-time employees) and 8 consultants. We have employees and/or consultants located in the United States, Sweden, United Kingdom, Japan, South Korea and Taiwan. None of our employees are represented by a labor union. We have experienced no work stoppages. We believe our employee relations are positive.

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

Our license revenues for the year ended December 31, 2023 were earned from 10 OEM, ODM and Tier 1 customers. We generated NRE revenues from two customers for the year ended December 31, 2023. During the year ended December 31, 2023, three customers represented approximately 56.4% of our consolidated net revenues. Our customer concentration may change significantly from period-to-period depending on a customer’s product cycle and changes in our industry. The response of customers to our sensor products, loss of a major customer, a reduction in net revenues of a major customer for any reason, or a failure of a major customer to fulfill its financial or other obligations due to us could have a material adverse effect on our business, financial condition, and future revenue stream. The new business strategy with 100% focus on technology and software licensing, that we launched in December 2023, is likely to trigger changes in our customer composition and an overall reduction of the number of customers we have active engagements with.

We rely on the ability of our customers to design, manufacture and sell their products that incorporate our touch technology.

We have historically generated revenue through technology licensing agreements with companies that design, manufacture, and sell their own products incorporating our touch technology. The majority of our license fees earned in 2023 and 2022 were from customer shipments of printer products and automotive infotainment systems. We continue to rely on licensing revenue from current and new customers whose products are still in the development cycle. If our customers are not able to design, manufacture and sell their products, or are delayed in producing and selling their products, our revenues, profitability, and liquidity, as well as our brand image, may be adversely affected.

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

Our license customers rely upon component suppliers to manufacture and sell products containing our technology and limited availability of components may adversely affect our and our customers’ businesses.

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

Our dependence on third parties to supply core components that incorporate our patented technology exposes us to a number of risks including the risk that these suppliers will not be able to obtain an adequate supply of raw materials or components, the risk that these suppliers will not be able to meet our customer requirements, and the risk that these suppliers will not be able to remain in business or adjust to market conditions. If our customers are unable to obtain ASICs that incorporate our patented technology, we may not be able to meet demand, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In addition, the following factors, among others, may negatively affect and cause fluctuations in our operating results:

●	the announcement or introduction of new products or technologies by our competitors;

●	our ability to upgrade and develop our infrastructure to accommodate growth;

●	our ability to attract and retain key personnel in a timely and cost-effective manner;

●	technical difficulties;

●	the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations, and infrastructure;

●	economic conditions specific to the industries and segments where we are active, for instance printers, automotive, elevators, and interactive kiosks; and

●	general economic conditions including as a result of pandemics or epidemics, or geopolitical conflicts such as the ongoing war in Ukraine or the Israel-Palestine conflict.

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

A significant portion of our business is conducted in currencies other than the U.S. dollar (the currency in which our consolidated financial statements are reported), primarily the Swedish Krona and, to a lesser extent, the Euro, Japanese Yen, Korean Won, and Taiwan dollar. For the year ended December 31, 2023, our revenues from Asia, North America and Europe were 47.2%, 36.0%, and 16.8%, respectively. We incur a significant portion of our expenses in Swedish Krona, including a significant portion of our research and development expenses and a substantial portion of our general and administrative expenses. As a result, appreciation of the value of the Swedish Krona relative to the other currencies, particularly the U.S. dollar, could adversely affect operating results. We do not currently undertake hedging transactions to cover our currency exposure, but we may choose to hedge a portion of our currency exposure in the future as we deem appropriate.

Security breaches and other disruptions to our information technology infrastructure could interfere with our operations, compromise confidential information, and expose us to liability which could materially adversely impact our business and reputation.

In the normal course of business, we rely on information technology networks and systems to process, transmit, and store electronic information, and to manage or support a variety of business processes and activities. Additionally, we collect and store certain data, including proprietary business information and customer and employee data, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, regulations, and customer-imposed controls. Despite our cybersecurity measures, our information technology networks, and infrastructure may be vulnerable to damage, disruptions, or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters, or other catastrophic events. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our reputation, which could materially adversely affect our business.

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

Our long-term success is dependent on us obtaining sufficient capital to fund our operations, develop our technology and bring our technology to the worldwide market in order to generate sufficient sales volume to be profitable. We may sell securities in the public or private equity markets if and when conditions are favorable, even if we do not have an immediate need for additional capital at that time. We may also issue additional common stock in future financing transactions or as incentive compensation for our executive management and other key personnel, consultants, and advisors.

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

Section 12(g)(4) of the Exchange Act allows for the registration of any class of securities to be terminated after a company files a certification with the SEC that the number of holders of record of such class of security is fewer than 300 persons. As of January 26, 2024, there were 55 stockholders of record of our common stock. This does not include the number of shareholders that hold shares in “street name” through banks, brokers and other financial institutions. Accordingly, we are eligible to deregister our common stock and suspend our reporting obligations under the Exchange Act. If we were to terminate our registration and suspend our reporting obligations under the Exchange Act, we would no longer be required to comply with U.S. public company disclosure requirements under the Exchange Act, including, but not limited to, annual and quarterly report filings, proxy statement filings and filings by insiders to disclose the acquisition and disposition of our securities.

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

Our Board of Directors has the authority to issue up to 1,000,000 shares of preferred stock and to determine the price, rights, preferences, and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be materially adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Furthermore, certain other provisions of our certificate of incorporation and bylaws may have the effect of delaying or preventing changes in control or management, which could adversely affect the market price of our common stock. In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We maintain a comprehensive process for identifying, assessing, and managing material risks from cybersecurity threats as part of our broader risk management system and processes. We closely follow the security industry and global threat trends, and our dedicated privacy, safety, and security professionals oversee cybersecurity risk management and mitigation, incident prevention, detection, and remediation. Our team consists of professionals with deep cybersecurity expertise across multiple industries, including our Information Security & Quality Manager. Our executive leadership team, along with input from the above professionals, are responsible for our overall enterprise risk management process and regularly consider cybersecurity risks in the context of other material risks to the Company.

As part of our cybersecurity risk management system, we track and log privacy and security incidents across Neonode, our vendors, and other third-party service providers to remediate and resolve any such incidents. Significant incidents are reviewed regularly by a cross-functional team to determine whether further escalation is appropriate. Any incident assessed as potentially being or potentially becoming material is immediately escalated for further assessment, and then reported to designated members of our senior management. We consult with outside counsel as appropriate, including on materiality analysis and disclosure matters, and our senior management makes the final materiality determinations and disclosure and other compliance decisions.

The Board of Directors has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks. Senior management regularly discusses cyber risks and trends and, should they arise, any material incidents with the Board of Directors.

Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Item 1A Risk Factors of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

As of December 31, 2023, we leased office facilities of approximately 6,700 square feet for our corporate headquarters in Stockholm. In addition, our subsidiary Pronode Technologies AB leases a workshop of approximately 9,000 square feet in Kungsbacka, Sweden.

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

Holders

As of January 26, 2024, there were 55 stockholders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks, brokers, and other financial institutions.

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

Overview

Our company provides advanced optical sensing solutions for touch, contactless touch, and gesture sensing. We also provide software solutions for machine perception that feature advanced machine learning algorithms to detect and track persons and objects in video streams for cameras and other types of imagers. We base our contactless touch, touch, and gesture sensing products and solutions using our zForce technology platform and our machine perception solutions on our MultiSensing technology platform. We market and sell our solutions to customers in many different markets and segments including, but not limited to, office equipment, automotive, industrial automation, medical, military and avionics.

In 2010, we began licensing to Original Equipment Manufacturers (“OEMs”) and Tier 1 suppliers who embed our technology into products they develop, manufacture, and sell. Since 2010, our licensing customers have sold approximately 95 million devices that use our technology. In 2017, we augmented our licensing business and began manufacturing and shipping touch sensor modules (“TSMs”) that incorporate our patented technology. We sell these TSMs to OEMs, Original Design Manufacturers (“ODMs”), and systems integrators for use in their products.

As of December 31, 2023, we had 34 valid technology license agreements with global OEMs, ODMs and Tier 1 suppliers. As of December 31, 2022, that number was 35. During the year ended December 31, 2023, we had 10 customers using our touch technology in products that were being shipped to their customers. The majority of our license fees earned in 2023 and 2022 were from customer shipments of printers.

As of December 31, 2023, we had nine agreements with value added resellers (“VARs”) for integration of our TSMs in the products they offer to global OEMs, ODMs and systems integrators. In addition to this, we distribute our TSMs through Digi-Key Corporation, Serial Microelectronics HK Ltd, and Nexty Electronics Corporation. During 2023, our three distributors sold and shipped approximately 7,400 TSMs and related development kits.

During 2023 and 2022, we continued to focus our efforts on maintaining our current licensing customers and achieving design wins for new products both with current and future customers. In parallel we continued to market and sell TSMs directly and indirectly via partners. We made investments enhancing the design and improving the production yield of our TSMs and improving the related firmware and configuration tools software platforms. We also made investments to expand our partner networks for sales and distribution of TSMs.

On December 12, 2023, the Company announced a new, sharpened strategy with full focus on the licensing business. Consequently, we will phase out the TSM product business during 2024 through licensing of the TSM technology to strategic partners or outsourcing.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Neonode Inc. and its wholly owned subsidiaries, as well as Pronode Technologies AB (Sweden), wholly owned subsidiary of Neonode Technologies AB, one of our wholly owned subsidiaries. The noncontrolling interests are reported below net loss including noncontrolling interests under the heading “Net loss attributable to noncontrolling interests” in the consolidated statements of operations, below comprehensive loss under the heading “Comprehensive loss attributable to noncontrolling interests” in the consolidated statements of comprehensive loss and shown as a separate component of stockholders’ equity in the consolidated balance sheets. See “Noncontrolling Interests” below for further discussion. All inter-company accounts and transactions have been eliminated in consolidation.

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

License fees and sales of our TSMs are on a per-unit basis. Therefore, we generally satisfy performance obligations as units are shipped to our customers. Non-recurring engineering service performance obligations are satisfied as work is performed and accepted by our customers.

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

Explicit return rights are not offered to customers. There have been no returns through December 31, 2023.

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

Because we use distributors to provide TSMs to our customers, we must analyze the terms of our distributor agreements to determine when control passes from us to our distributors. For sales of TSMs sold through distributors, we recognize revenues when our distributors obtain control over our products. Control passes to our distributors when we have a present right to payment for products sold to the distributors, the distributors have legal title to and physical possession of products purchased from us, and the distributors have significant risks and rewards of ownership of products purchased.

Distributors participate in various cooperative marketing and other incentive programs, and we maintain estimated accruals and allowances for these programs. If actual credits received by distributors under these programs were to deviate significantly from our estimates, which are based on historical experience, our revenue could be adversely affected.

Under U.S. GAAP, companies may make reasonable aggregations and approximations of returns data to accurately estimate returns. Our TSM returns and warranty experience to date has enabled us to make reasonable returns estimates, which are supported by the fact that our product sales involve homogenous transactions. The reserve for future sales returns is recorded as a reduction of our accounts receivable and revenue and was $8,000 and $9,000 as of December 31, 2023 and 2022, respectively. The warranty reserve is recorded as an accrued expense and cost of sales and was $30,000 and $49,000 as of December 31, 2023 and 2022, respectively. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. During the years ended December 31, 2023 and 2022, we recorded no losses.

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

The accounts receivable balance on our consolidated balance sheet as of December 31, 2023 was $0.9 million, net of approximately $30,000 of allowances. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected at December 31, 2023:

Balance at January 1, 2023	$30,000
Change in expected credit losses	-
Write-offs, net of recoveries	-
Balance at December 31, 2023	$30,000

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

With the new, sharpened strategy, announced in December 2023, the Company focuses solely on the licensing business. Consequently, we will phase out the TSM product business through licensing of the TSM technology to strategic partners or outsourcing. Management has decided to reserve TSM related raw materials which are expected to remain after production ends in 2024. The TSM inventory reserve was $3.6 million as of December 31, 2023.

Due to the low sell-through of our AirBar products, management has decided to fully reserve work-in-process for AirBar components, as well as AirBar related raw materials and finished goods. The AirBar inventory reserve was $0.3 million as of December 31, 2022. In 2023, management decided to scrap the fully reserved AirBar inventory.

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

Net Loss per Share

Net loss per share amounts have been computed based on the weighted-average number of shares of common stock outstanding during the years ended December 31, 2023 and 2022. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for years ended December 31, 2023 and 2022 exclude the potential common stock equivalents, as the effect would be anti-dilutive.

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

The following table presents our deferred revenues by source (in thousands):

	Years ended December 31,
	2023	2022
Deferred revenues license fees	$2	$20
Deferred revenues products	8	9
Deferred revenues non-recurring engineering	-	7
	$10	$36

Results of Operations

A summary of our financial results for the years ended December 31, 2023 and 2022 is as follows (in thousands, except percentages):

	2023	2022	Variance in Dollars	Variance in Percent
Revenues:
License fees	$3,803	$4,470	$(667)	(14.9)%
Percentage of revenue	85.5%	78.8%
Products	620	995	(375)	(37.7)%
Percentage of revenue	13.9%	17.5%
Non-recurring engineering	26	205	(179)	(87.3)%
Percentage of revenue	0.6%	3.6%
Total revenues	$4,449	$5,670	$(1,221)	(21.5)%

Cost of revenues:
Products	$4,168	$776	$3,392	437.1%
Percentage of revenue	93.7%	13.7%
Non-recurring engineering	12	28	(16)	(57.1)%
Percentage of revenue	0.3%	0.5%
Loss on purchase commitment	362	-	362	-%
Percentage of revenue	8.1%	-%
Total cost of revenues	$4,542	$804	$3,738	464.9%

Total gross (loss) margin	$(93)	$4,866	$(4,959)	(101.9)%

Operating expenses:
Research and development	$3,833	$3,963	$(130)	(3.3)%
Percentage of revenue	86.2%	69.9%
Sales and marketing	2,455	2,034	421	20.7%
Percentage of revenue	55.2%	35.9%
General and administrative	4,363	4,155	208	5.0%
Percentage of revenue	98.1%	73.3%
Total operating expenses	$10,651	$10,152	$499	4.9%
Percentage of revenue	239.4%	179.0%

Operating loss	$(10,744)	$(5,286)	$(5,458)	103.3%
Percentage of revenue	(241.5)%	(93.2)%
Other income	736	121	615	508.3%
Percentage of revenue	16.5%	2.1%
Provision for income taxes	115	118	(3)	(2.5)%
Percentage of revenue	2.6%	2.1%
Less: net loss attributable to noncontrolling interests	-	400	(400)	(100.0)%
Percentage of revenue	-%	7.1%
Net loss attributable to Neonode Inc.	(10,123)	(4,883)	(5,240)	107.3%
Percentage of revenue	(227.5)%	(86.1)%
Net loss per share attributable to Neonode Inc. per share	$(0.66)	$(0.36)	$(0.30)	83.3%

Revenues

All of our sales for the years ended December 31, 2023 were to customers located in the United States, Europe, Asia and Oceania. All of our sales for the years ended December 31, 2022 were to customers located in the United States, Europe and Asia.

Total net revenues were $4.4 million and $5.7 million for the years ended December 31, 2023 and 2022, respectively. The decrease in total net revenues by 21.5% for the year ended December 31, 2023 as compared to 2022 was caused by lower revenues from all three revenue streams.

The following tables present the net revenues distribution by geographical area and revenue stream for the years ended December 31, 2023 and 2022 (dollars in thousands):

	2023		2022
	Amount	Percentage	Amount	Percentage
North America
License fees	$1,455	90.9%	$1,812	98.5%
Products	145	9.1%	27	1.5%
Non-recurring engineering	-	-%	-	-%
	$1,600	100.0%	$1,839	100.0%

Asia Pacific
License fees	$1,988	94.7%	$2,369	85.7%
Products	105	5.0%	348	12.6%
Non-recurring engineering	7	0.3%	46	1.7%
	$2,100	100.0%	$2,763	100.0%

Europe, Middle East and Africa
License fees	$360	48.1%	$289	27.1%
Products	370	49.4%	620	58.0%
Non-recurring engineering	19	2.5%	159	14.9%
	$749	100.0%	$1,068	100.0%

The following table presents disaggregated revenues by revenue stream for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Year ended December 31, 2023		Year ended December 31, 2022
	Amount	Percentage	Amount	Percentage
Net license revenues from automotive	$1,559	35.1%	$1,551	27.4%
Net license revenues from consumer electronics	2,244	50.4%	2,919	51.5%
Net product revenues from TSMs	620	13.9%	995	17.5%
Net non-recurring engineering services revenues	26	0.6%	205	3.6%
	$4,449	100.0%	$5,670	100.0%

Revenues from license fees were $3.8 million and $4.5 million for the years ended December 31, 2023 and 2022, respectively. The decreased of 14.9% in 2023 as compared to 2022 is primarily the result of the macro economic downturn.

Revenues from product sales were $0.6 million and $1.0 for the years ended December 31, 2023 and 2022, respectively. The decrease of 37.7% in 2023 compared to 2022 was mainly due to low customer demand.

Revenues from non-recurring engineering revenues were $26,000 and $0.2 million for the years ended December 31, 2023 and 2022. Most of our non-recurring engineering revenues are related to application development and proof-of-concept projects related to our TSMs or to our zForce and MultiSensing technology platforms. The decrease of 87.3% in 2023 compared to 2022 was mainly due to fewer projects.

Gross (Loss) Margin

Our combined total gross (loss) margin was (2.1)% in 2023 compared to 85.8% in 2022. Gross (loss) margin related to product sales was (630.6)% in 2023 compared to 22.0% in 2022. The gross loss for products for the year ended December 31, 2023 was impacted by one-time costs of $362,000 related to a loss on purchase commitment, $143,000 related to a customer claim and $3.6 million related to inventory write-down. The gross margin for products for the year ended December 31, 2022 was impacted by a one-time cost of $262,000 related to inventory write-down.

Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contracts. Cost of goods sold for TSMs includes fully burdened manufacturing costs, outsourced final assembly costs, and component costs of TSMs. Cost of sales also includes loss on purchase commitment after cancelling an order of components related to the TSMs.

Research and Development

R&D expenses for 2023 and 2022 were $3.8 million and $4.0 million, respectively. R&D expenses primarily consist of personnel-related costs in addition to external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes. The decrease of 3.3% in 2023 compared to 2022 was primarily related to lower product development costs.

Sales and Marketing

Sales and marketing expenses for were $2.5 million and $2.0 million, respectively. Sales and marketing expenses in 2023 increased 20.7% compared to 2022 primarily due to higher cost for personnel and related costs and higher cost for marketing. There is approximately $8,000 of stock-based compensation expense included in sales and marketing expenses for each of the years ended December 31, 2023 and 2022.

Our sales and marketing activities focus on OEM, ODM and Tier 1 customers who will license our technology or purchase and embed our TSMs into their products.

General and Administrative

General and administrative (“G&A”) expenses for 2023 and 2022 were $4.4 million and $4.2 million, respectively. The increase of 5.0% from 2022 was primarily due to higher cost for professional fees. There is approximately $50,000 of non-cash stock-based compensation included in G&A expenses for the year ended December 31, 2023 compared to $114,000 for the year ended December 31, 2022.

Other Income

Other income for the year ended December 31, 2023 was $736,000 compared to $121,000 for the year ended December 31, 2022. The other income for 2023 was mainly related to interest income earned. The other income for 2022 was related to interest income earned and gain from recovery of bad debt offset by primarily finance leases.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won or the Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Foreign currency translation gains (losses) were $(56,000) and $68,000 during the years ended December 31, 2023 and 2022, respectively. Gains (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations were $(5,000) and $35,000 during the years ended December 31, 2023 and 2022.

Income Taxes

Our effective tax rate was (1.1)% for the year ended December 31, 2023 and (2.3)% for the year ended December 31, 2022. We recorded valuation allowances in 2023 and 2022 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $10.1 million for the year ended December 31, 2023, compared to a net loss of $4.9 million for the year ended December 31, 2022.

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

On December 1, 2020, Neonode Technologies AB entered into a lease for 6,684 square feet of office space located at Karlavägen 100, Stockholm, Sweden. The lease agreement has been extended and is valid through November 2024. It is extended on a yearly basis unless written notice is provided nine months prior to the expiration date.

On December 1, 2015, Pronode Technologies AB entered into a lease agreement for 9,040 square feet of workshop located at Faktorvägen 17, Kungsbacka, Sweden. Pronode Technologies AB has informed the landlord of its intention to not renew its lease upon expiration in September 2024.

For the years ended December 31, 2023 and 2022, we recorded approximately $485,000 and $577,000, respectively, for rent expense.

Equipment Subject to Finance Leases

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

In 2017, we entered into a lease for component production equipment. Under the terms of the lease agreement the lease will be renewed within one year of the end of the original four-year lease term. In accordance with relevant accounting guidance the lease is classified as a finance lease. The lease payments and depreciation periods began in May 2017 when the equipment went into service. The implicit interest rate of the lease was approximately 1.5% per annum. In November, 2021, the lease contract was extended for two years. The implicit interest rate of the extended lease period was 1.5% per annum. In November, 2023, the equipment was purchased.

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

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an Application Specific Integrated Circuit (“ASIC”). Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2,000,000 ASICs sold. As of December 31, 2023, we had made no payments to TI under the NN1002 Agreement.

Liquidity and Capital Resources

Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

●	licensing of our technology;

●	purchases of our TSMs;

●	operating expenses;

●	timing of our OEM customer product shipments;

●	timing of payment for our technology licensing agreements;

●	gross profit margin; and

●	ability to raise additional capital, if necessary.

As of December 31, 2023, we had cash and cash equivalents of $16.2 million, as compared to $14.8 million as of December 31, 2022. Based on our current cash position, and assuming currently planned expenditures and level of operations, we believe we have sufficient capital to fund operations for the twelve-month period subsequent to the date of this Annual Report.

Working capital (current assets less current liabilities) was $16.8 million as of December 31, 2023, compared to working capital of $19.1 million as of December 31, 2022.

Net cash used in operating activities for the year ended December 31, 2023 was $6.3 million and was primarily the result of a net loss of $10.1 million and approximately $3.8 million in non-cash operating expenses, comprised of stock-based compensation expense, inventory impairment loss, depreciation and amortization and amortization of operating lease right-of-use assets, and changes in operating assets and liabilities of $25,000. Net cash used in operating activities for the year ended December 31, 2022 was $6.8 million and was primarily the result of a net loss including noncontrolling interests of $5.3 million and approximately $0.6 million in non-cash operating expenses, comprised of stock-based compensation expense, depreciation and amortization and amortization of operating lease right-of-use assets and recoveries of bad debt, and changes in operating assets and liabilities of $(2.1) million.

Accounts receivable and unbilled revenues decreased by approximately $539,000 as of December 31, 2023 compared to December 31, 2022, due to lower revenues.

Inventory increased by approximately $395,000 as of December 31, 2023, not considering the $3.6 million non-cash impairment charge recorded during 2023, compared to December 31, 2022.

Accounts payable and accrued expenses increased approximately $173,000 as of December 31, 2023 compared to December 31, 2022.

For the year ended December 31, 2023, we purchased $123,000 of fixed assets, consisting primarily of manufacturing equipment. For the year ended December 31, 2022, we purchased $52,000 of fixed assets, consisting primarily of office equipment.

Net cash provided by financing activities for the year ended December 31, 2023 was $7.8 million and was primarily the result of issuance of common stock under the ATM Facility (as defined and described below). Net cash provided by financing activities for the year ended December 31, 2022 was $4.5 million and was mainly the result of the issuance of common stock, partly offset by principal payments on finance leases.

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

Pursuant to the Sales Agreement, we may sell the shares through B. Riley Securities by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended. B. Riley Securities will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon instructions from us (including any price or size limits or other customary parameters or conditions we may impose). We will pay B. Riley Securities a commission of 3.0% of the gross sales price per share sold under the Sales Agreement.

We are not obligated to sell any shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier to occur of (i) the issuance and sale, through B. Riley Securities, of all of the shares subject to the Sales Agreement and (ii) termination of the Sales Agreement in accordance with its terms.

During the year ended December 31, 2023, we sold an aggregate of 903,716 shares of our common stock under the ATM Facility with aggregate net proceeds to us of $7,866,000, after payment of commissions to B. Riley Securities and other expenses of $244,000.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Neonode Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Neonode Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Irvine, California

February 28, 2024

NEONODE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$16,155	$14,816
Accounts receivable and unbilled revenues, net	917	1,448
Inventory	610	3,827
Prepaid expenses and other current assets	938	707
Total current assets	18,620	20,798

Property and equipment, net	340	282
Operating lease right-of-use assets, net	54	118
Total assets	$19,014	$21,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$440	$334
Accrued payroll and employee benefits	941	951
Accrued expenses	354	200
Contract liabilities	10	36
Current portion of finance lease obligations	33	95
Current portion of operating lease obligations	54	83
Total current liabilities	1,832	1,699

Finance lease obligations, net of current portion	19	46
Operating lease obligations, net of current portion	-	35
Total liabilities	1,851	1,780

Commitments and contingencies

Stockholders’ equity:
Common stock, 25,000,000 shares authorized, with par value of $0.001; 15,359,481 and 14,455,765 shares issued and outstanding at December 31, 2023 and 2022, respectively	15	14
Additional paid-in capital	235,158	227,235
Accumulated other comprehensive loss	(396)	(340)
Accumulated deficit	(217,614)	(207,491)
Total stockholders’ equity	17,163	19,418
Total liabilities and stockholders’ equity	$19,014	$21,198

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended
	December 31, 2023	December 31, 2022
Revenues:
License fees	$3,803	$4,470
Products	620	995
Non-recurring engineering	26	205
Total revenues	4,449	5,670

Cost of revenues:
Products	4,168	776
Non-recurring engineering	12	28
Loss on purchase commitment	362	-
Total cost of revenues	4,542	804

Total gross (loss) margin	(93)	4,866

Operating expenses:
Research and development	3,833	3,963
Sales and marketing	2,455	2,034
General and administrative	4,363	4,155

Total operating expenses	10,651	10,152
Operating loss	(10,744)	(5,286)

Other income:
Interest income, net	730	100
Other income	6	21
Total other income	736	121

Loss before provision for income taxes	(10,008)	(5,165)

Provision for income taxes	115	118
Net loss including noncontrolling interests	(10,123)	(5,283)
Less: net loss attributable to noncontrolling interests	-	400
Net loss attributable to Neonode Inc.	(10,123)	(4,883)

Loss per common share:
Basic and diluted loss per share	$(0.66)	$(0.36)
Basic and diluted – weighted average number of common shares outstanding	15,322	13,632

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended
	December 31, 2023	December 31, 2022

Net loss including noncontrolling interests	$(10,123)	$(5,283)

Other comprehensive income:
Foreign currency translation adjustments	(56)	68
Other comprehensive loss	(10,179)	(5,215)
Less: comprehensive loss attributable to noncontrolling interests	-	400
Comprehensive loss attributable to Neonode Inc.	$(10,179)	$(4,815)

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Neonode Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balances, January 31, 2022	13,576	14	226,880	(408)	(202,608)	23,878	(4,041)	19,837
Issuance of shares for cash, net of offering costs	886	-	4,686	-	-	4,686	-	4,686
Stock-based compensation	4	-	122	-	-	122	-	122
Repurchase and retirement of stock	(10)	-	(12)	-	-	(12)	-	(12)
Acquisition of remaining shares Pronode	-	-	(4,441)	-	-	(4,441)	4,441	-
Foreign currency translation adjustment	-	-	-	68	-	68	-	68
Net loss	-	-	-	-	(4,883)	(4,883)	(400)	(5,283)
Balances, December 31, 2022	14,456	$14	$227,235	$(340)	$(207,491)	$19,418	$-	$19,418
Issuance of shares for cash, net of offering costs	903	1	7,865	-	-	7,866	-	7,866
Stock-based compensation	-	-	58	-	-	58	-	58
Foreign currency translation adjustment	-	-	-	(56)	-	(56)	-	(56)
Net loss	-	-	-	-	(10,123)	(10,123)	-	(10,123)
Balances, December 31, 2023	15,359	$15	$235,158	$(396)	$(217,614)	$17,163	$-	$17,163

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 31, 2023	December 31, 2022

Cash flows from operating activities:
Net loss (including noncontrolling interests)	$(10,123)	$(5,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	58	122
Depreciation and amortization	95	120
Amortization of operating lease right-of-use assets	65	399
Inventory impairment loss	3,572	-
Recoveries of bad debt	-	(46)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue, net	539	(136)
Inventory	(395)	(1,133)
Prepaid expenses and other current assets	(201)	37
Accounts payable, accrued payroll and employee benefits, and accrued expenses	173	(460)
Contract liabilities	(26)	(65)
Operating lease obligations	(65)	(363)
Net cash used in operating activities	(6,308)	(6,808)

Cash flows from investing activities:
Purchase of property and equipment	(123)	(52)
Net cash used in investing activities	(123)	(52)

Cash flow from financing activities:
Proceeds from issuance of common stock, net of offering costs	7,866	4,686
Repurchase of common stock	-	(12)
Principal payments on finance lease obligations	(89)	(165)
Net cash provided by financing activities	7,777	4,509

Effect of exchange rate changes on cash and cash equivalents	(7)	(216)

Net increase (decrease) in cash and cash equivalents	1,339	(2,567)
Cash and cash equivalents at beginning of year	14,816	17,383
Cash and cash equivalents at end of year	$16,155	$14,816

Supplemental disclosure of cash flow information:
Cash paid for interest	$9	$9
Cash paid for income taxes	$115	$132

Supplemental disclosure of non-cash investing and financial activities:
Right-of-use asset obtained in exchange for finance lease obligations	$-	$24
Acquisition of Pronode shares	$-	$4,441

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

Notes to the Consolidated Financial Statements

1.	Nature of the Business and Operations

Background and Organization

Neonode Inc. (“we”, “us”, “our”, or the “Company”) was incorporated in the State of Delaware in 1997 as the parent of Neonode AB, a company founded in February 2004 and incorporated in Sweden. We have the following wholly owned subsidiaries: Neonode Technologies AB (Sweden) (established in 2008 to develop and license touchscreen technology); Neonode Japan Inc. (Japan) (established in 2013); Neonode Korea Ltd. (South Korea) (established in 2014). Neonode Korea Ltd. is currently dormant. In 2015, we established Pronode Technologies AB, a subsidiary of Neonode Technologies AB. Since October 1, 2022, Pronode Technologies AB is a wholly owned subsidiary of Neonode Technologies AB.

Operations

Neonode Inc., which is collectively with its subsidiaries referred to as “Neonode” or the “Company” in this report, develops advanced optical sensing solutions for contactless touch, touch, gesture sensing, and object detection and machine perception solutions using advanced machine learning algorithms to detect and track persons and objects in video streams for cameras and other types of imagers. We market and sell our contactless touch, touch, and gesture sensing, and object detection products and solutions based on our zForce technology platform, and our scene analysis solutions based on our MultiSensing technology platform. We offer our solutions to customers in many different markets and segments including, but not limited to, office equipment, automotive, industrial automation, medical, military and avionics. With the new, sharpened strategy, announced in December 2023, we focus solely on the licensing business. This allows customers to license our unique and advanced technology to create bespoke products and solutions that bring value to end customers.

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $10.1 million and $4.9 million for the years ended December 31, 2023 and 2022, respectively, and had an accumulated deficit of approximately $217.6 million as of December 31, 2023. In addition, operating activities used cash of approximately $6.3 million and $6.8 million for the years ended December 31, 2023 and 2022, respectively.

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

Pursuant to the Sales Agreement, we may sell the shares through B. Riley Securities by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended. B. Riley Securities will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon instructions from us (including any price or size limits or other customary parameters or conditions we may impose). We pay B. Riley Securities a commission of 3.0% of the gross sales price per share sold under the Sales Agreement.

We are not obligated to sell any shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier to occur of (i) the issuance and sale, through B. Riley Securities, of all of the shares subject to the Sales Agreement and (ii) termination of the Sales Agreement in accordance with its terms.

During the year ended December 31, 2023, we sold an aggregate of 903,716 shares of our common stock under the ATM Facility with aggregate net proceeds to us of $7,866,000, after payment of commissions to B. Riley Securities and other expenses of $244,000.

During the year ended December 31, 2022, we sold an aggregate of 886,065 shares of common stock under the ATM Facility, resulting in net proceeds of approximately $4,686,000 after payment of commissions to B. Riley Securities and other expenses of $167,000.

The consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and the repayment of liabilities in the ordinary course of business. Management has evaluated the significance of the Company’s operating loss and has determined that the Company’s current operating plan and sources of potential capital (including the Company’s at-the-market facility described above) are sufficient to alleviate concerns about the Company’s ability to continue as a going concern.

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

2.	Summary of Significant Accounting policies

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Neonode Inc. and its wholly owned subsidiaries, as well as well as Pronode Technologies AB, a 51% majority-owned subsidiary of Neonode Technologies AB, until September 30, 2022. On October 1, 2022, the remaining 49% of Pronode Technologies AB was acquired from 2X Communication AB, located in Gothenburg, Sweden. All inter-company accounts and transactions have been eliminated in consolidation.

Neonode consolidates entities in which it has a controlling financial interest. We consolidate subsidiaries in which we hold, directly or indirectly, more than 50% of the voting rights.

The consolidated balance sheets at December 31, 2023 and 2022 and the consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2023 and 2022 include our accounts and those of our wholly owned subsidiaries.

Estimates and Judgements

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

The accounts receivable balance on our consolidated balance sheet as of December 31, 2023 was $0.9 million, net of approximately $30,000 of allowances. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected at December 31, 2023:

Balance at January 1, 2023	$30,000
Change in expected credit losses	-
Write-offs, net of recoveries	-
Balance at December 31, 2023	$30,000

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

With the new, sharpened strategy, announced in December 2023, the Company focuses solely on the licensing business. Consequently, we will phase out the TSM product business through licensing of the TSM technology to strategic partners or outsourcing. Management has decided to impair TSM related inventories which are expected to remain after production ends in 2024. The TSM inventory impairment charge was $3.6 million for the year ended December 31, 2023 and has been included as a component of cost of revenues for products.

Due to the low sell-through of our AirBar products, management has decided to fully reserve work-in-process for AirBar components, as well as AirBar related raw materials and finished goods. The AirBar inventory reserve was $0.3 million as of December 31, 2022. In 2023, management decided to scrap the fully reserved AirBar inventory.

Raw materials, work-in-process, and finished goods are as follows (in thousands):

	December 31,	December 31,
	2023	2022
Raw materials	$319	$3,177
Work-in-process	192	414
Finished goods	99	236
Ending inventory	$610	$3,827

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

Long-lived Assets

We assess any impairment by estimating the future cash flows from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of December 31, 2023, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won and Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Foreign currency translation gains (losses) were $(56,000) and $68,000 during the years ended December 31, 2023 and 2022, respectively. Gains or (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were $(5,000) and $35,000 during the years ended December 31, 2023 and 2022, respectively.

Concentration of Credit and Business Risks

Our customers are located in the United States, Europe, Oceania and Asia.

As of December 31, 2023, four of our customers represented approximately 76.4% of our consolidated accounts receivable and unbilled revenues.

As of December 31, 2022, five of our customers represented approximately 82.5% of our consolidated accounts receivable and unbilled revenues.

Customers who accounted for 10% or more of our revenues during the year ended December 31, 2023 are as follows.

●	Hewlett-Packard Company – 22.1%

●	Seiko Epson – 17.7%

●	Alpine Electronics – 16.6%

Customers who accounted for 10% or more of our revenues during the year ended December 31, 2022 are as follows.

●	Hewlett-Packard Company – 27.1%

●	Seiko Epson – 19.4%

●	LG – 12.2%

●	Alpine Electronics – 10.0%

The Company conducts business in the United States, Europe, Oceania and Asia. As of December 31, 2023, the Company maintained approximately $16,030,000, $1,100,000, and $33,000 of its net assets in the United States, Europe, and Asia, respectively. As of December 31, 2022, the Company maintained approximately $15,535,000, $3,857,000, and $26,000 of its net assets in the United States, Europe, and Asia, respectively.

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

License fees and sales of our TSMs are on a per-unit basis. Therefore, we generally satisfy performance obligations as units are shipped to our customers. Non-recurring engineering service performance obligations are satisfied as work is performed and accepted by our customers.

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

Explicit return rights are not offered to customers. There have been no returns through December 31, 2023.

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

Because we generally use distributors to provide TSMs to our customers, we must analyze the terms of our distributor agreements to determine when control passes from us to our distributors. For sales of TSMs sold through distributors, we recognize revenues when our distributors obtain control over our products. Control passes to our distributors when we have a present right to payment for products sold to the distributors, the distributors have legal title to and physical possession of products purchased from us, and the distributors have significant risks and rewards of ownership of products purchased.

Distributors participate in various cooperative marketing and other incentive programs, and we maintain estimated accruals and allowances for these programs. If actual credits received by distributors under these programs were to deviate significantly from our estimates, which are based on historical experience, our revenue could be adversely affected.

Under U.S. GAAP, companies may make reasonable aggregations and approximations of returns data to accurately estimate returns. Our TSM returns and warranty experience to date has enabled us to make reasonable returns estimates, which are supported by the fact that our product sales involve homogenous transactions. The reserve for future sales returns is recorded as a reduction of our accounts receivable and revenue and was $8,000 and $9,000 as of December 31, 2023 and 2022, respectively. The warranty reserve is recorded as an accrued expense and cost of sales and was $30,000 and $49,000 as of December 31, 2023 and 2022, respectively. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. During the years ended December 31, 2023 and 2022, we recorded no losses.

The following tables present the net revenues distribution by geographical area and market for the years ended December 31, 2023 and 2022 (dollars in thousands):

	2023		2022
	Amount	Percentage	Amount	Percentage
North America
Net revenues from consumer electronics	$1,455	90.9%	$1,812	98.5%
Net revenues from distributors and other	145	9.1%	27	1.5%
	$1,600	100.0%	$1,839	100.0%

Asia Pacific
Net revenues from automotive	$1,199	57.1%	$1,295	46.9%
Net revenues from consumer electronics	796	37.9%	1,127	40.8%
Net revenues from distributors and other	105	5.0%	341	12.3%
	$2,100	100.0%	$2,763	100.0%

Europe, Middle East and Africa
Net revenues from automotive	$379	50.6%	$493	46.1%
Net revenues from medical	221	29.5%	398	37.3%
Net revenues from distributors and other	149	19.9%	177	16.6%
	$749	100.0%	$1,068	100.0%

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

The following table presents our accounts receivable and unbilled revenues, and deferred revenues as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Accounts receivable and unbilled revenues	$917	$1,448
Contract liabilities (deferred revenues)	$10	$36

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

Costs to Obtain Contracts

We record the incremental costs of obtaining a contract with a customer as a contract asset if we expect the benefit of those costs to cover a period greater than one year. We currently have no incremental costs that must be capitalized.

We expense as incurred costs of obtaining a contract when the amortization period of those costs would have been less than or equal to one year.

Product Warranty

The following table summarizes the activity related to the product warranty liability (in thousands):

	Years ended
	December 31, 2023	December 31, 2022
Balance at beginning of period	$49	$36
Provisions for (adjustments to) warranty issued	(19)	13
Balance at end of period	$30	$49

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

The following table presents our deferred revenues by source (in thousands):

	As of December 31,
	2023	2022
Deferred revenues license fees	$2	$20
Deferred revenues products	8	9
Deferred revenues non-recurring engineering	-	7
	$10	$36

Deferred revenue not yet recognized was $10,000 as of December 31, 2023. We expect to recognize 100% of that revenue over the next twelve months. The Company recognized revenues of approximately $26,000 and $24,000, for 2023 and 2022, respectively, related to contract liabilities outstanding at the beginning of the year.

Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to approximately $217,000 and $158,000 for the years ended December 31, 2023 and 2022, respectively.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of December 31, 2023 and 2022. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of December 31, 2023 and 2022, we had no unrecognized tax benefits.

Net Loss per Share

Net loss per share amounts have been computed based on the weighted average number of shares of common stock outstanding during the years ended December 31, 2023 and 2022. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for years ended December 31, 2023 and 2022 exclude the potential common stock equivalents, as the effect would be anti-dilutive (see Note 14).

Other Comprehensive Income (Loss)

Our other comprehensive income (loss) includes foreign currency translation gains and losses. The cumulative amount of translation gains and losses are reflected as a separate component of stockholders’ equity as accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rates for the consolidated statements of operations were as follows:

	Years ended December 31,
	2023	2022
Swedish Krona	10.61	10.12
Japanese Yen	140.51	131.72
South Korean Won	1,306.69	1,292.25
Taiwan Dollar	31.16	29.81

Exchange rates for the consolidated balance sheets were as follows:

	As of December 31,
	2023	2022
Swedish Krona	10.07	10.43
Japanese Yen	141.03	131.12
South Korean Won	1,294.53	1,261.91
Taiwan Dollar	30.68	30.66

Fair Value of Financial Instruments

We disclose the estimated fair values for all financial instruments for which it is practicable to estimate fair value. Financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, are deemed to approximate fair value due to their short maturities.

Recent Accounting Pronouncements

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”), supplemented by subsequent accounting standards updates. The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13, as amended, is effective for fiscal years beginning after December 15, 2022. We adopted ASU 2016-13 on January 1, 2023. Based on the composition of our accounts receivable, and other financial assets, including current market conditions and historical credit loss activity, the adoption of this standard did not have a material impact on our consolidated financial statements or disclosures. Specifically, our estimate of expected credit losses as of December 31, 2023, using our expected credit loss evaluation process described above, resulted in no adjustments to the provision for credit losses and no cumulative-effect adjustment to accumulated deficit on the adoption date of the standard.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires, among other updates, enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. The ASU also clarifies that entities with a single reportable segment are subject to both new and existing reporting requirements under Topic 280. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which updates several disclosures regarding the accounting for income taxes. ASU 2023-09 will become effective for public business entities for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact ASU 2023-09 will have on our consolidated financial statements.

3.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2023	2022

Prepaid insurance	$114	$140
Prepaid rent	108	91
VAT receivable	410	297
Other	306	179
Total prepaid expenses and other current assets	$938	$707

4.	Property and Equipment

Property and equipment, net consist of the following (in thousands):

	As of December 31,
	2023	2022

Computers, software, furniture and fixtures	$1,513	$1,336
Equipment	2,732	2,639
Less accumulated depreciation and amortization	(3,905)	(3,693)
Property and equipment, net	$340	$282

Depreciation and amortization expense was $0.1 million for each of the years ended December 31, 2023 and 2022.

5.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2023	2022

Accrued returns and warranty	$30	$49
Accrued consulting fees and other	324	151
Total accrued expenses	$354	$200

6.	Fair Value Measurements

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

There were no assets or liabilities recorded at fair value on a recurring basis in 2023 and 2022.

7.	Stockholders’ Equity

Common Stock

As of December 31, 2023 and 2022, our Restated Certificate of Incorporation, as amended, authorized us to issue up to 25,000,000 shares of common stock, par value $0.001 per share.

On May 20, 2022, we issued 4,000 shares of our common stock to a director pursuant to the Neonode Inc. 2020 Stock Incentive Plan (the “2020 Plan”) (see Note 8).

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

During the year ended December 31, 2023, we sold an aggregate of 903,716 shares of our common stock under the ATM Facility with aggregate net proceeds of $7,866,000, after payment of commissions to B. Riley Securities and other expenses of $244,000.

Preferred Stock

As of December 31, 2023 and 2022, our Restated Certificate of Incorporation, as amended, authorized us to issue up to 1,000,000 shares of preferred stock, par value $0.001 per share.

There were no transactions in our preferred stock during the years ended December 31, 2023 and 2022. No shares of preferred stock were issued and outstanding as of December 31, 2023.

Warrants

As of December 31, 2023 and 2022, the Company had no outstanding warrants to purchase common stock. During the year ended December 31, 2022, 431,368 warrants expired, and no warrants were exercised.

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

During the years ended December 31, 2023 and 2022, we recognized $58,000 and $122,000, respectively, of stock-based compensation for the amortization of the LTIP over the respective lock-up periods.

The following table summarizes information with respect to all options to purchase shares of common stock outstanding under the 2006 Plan, the 2015 Plan and the 2020 Plan at December 31, 2023:

A summary of the combined activity under all of the stock option plans is set forth below:

Options Outstanding
Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding – January 1, 2022	9,500	$26.19	0.54	$-
Options granted	-	-		-
Options exercised	-	-		-
Options cancelled or expired	(7,000)	30.40		-
Options outstanding – December 31, 2022	2,500	$14.40	0.59	-
Options granted	-	-		-
Options exercised	-	-		-
Options cancelled or expired	(2,500)	14.40		-
Options outstanding and vested – December 31, 2023	-	$-	-	$-

No stock options were granted during the years ended December 31, 2023 and 2022.

During the years ended December 31, 2023 and 2022, we recorded no stock-based compensation expense related to the vesting of stock options. The estimated fair value of the stock options will be calculated using the Black-Scholes option pricing model as of the grant date of the stock option.

Stock options granted under the 2006, 2015 and 2020 Plans are exercisable over a maximum term of 10 years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

Stock-Based Compensation

The stock-based compensation expense for the years ended December 31, 2023 and 2022 reflects the estimated fair value of the vested portion of common stock granted to directors and employees (in thousands):

	Years ended December 31,
	2023	2022
Sales and marketing	$8	$8
General and administrative	50	114
Stock-based compensation expense	$58	$122

There is no remaining unrecognized compensation expense related to stock options as of December 31, 2023. Unrecognized compensation expense related to the 2020 Plan as of December 31, 2023 was $2,000, which will be recognized during 2024.

9.	Commitments and Contingencies

Legal

The Company is subject to legal proceedings and claims that may arise in the ordinary course of business. The Company is not aware of any pending or threatened litigation matters at this time that would have a material impact on the operations of the Company.

Indemnities and Guarantees

Our bylaws require that we indemnify each of our executive officers and directors for certain events or occurrences arising because of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these agreements as of December 31, 2023 and 2022.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us regarding intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of December 31, 2023 and 2022.

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

On June 8, 2020, Neonode Smartphone LLC, an unrelated third party that is a subsidiary of Aequitas (“Aequitas Sub"), filed complaints against Apple and Samsung in the Western District of Texas for infringing two patents. The case against Apple was subsequently transferred to the Northern District of California. In December 2022, the Patent Trial and Appeal Board invalidated one of the two patents, which Aequitas Sub is appealing. On August 2, 2023, the United States District Court for the Western District of Texas entered judgment in favor of Samsung. Aequitas Sub has filed an appeal to change this decision to the Federal Circuit. The case against Apple is still pending in the United States District Court for the Northern District of California.

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an Application Specific Integrated Circuit (“ASIC”). Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2,000,000 ASICs sold. As of December 31, 2023, we had made no payments to TI under the NN1002 Agreement.

10.	Leases

We have operating leases for our corporate offices and our manufacturing facility, and finance leases for equipment. Our leases have remaining lease terms of nine months to two years, and includes an option to annually extend. These operating leases also include options to terminate the leases within one year. Future renewal options that are not likely to be executed as of the consolidated balance sheet date are excluded from right-of-use assets and related lease liabilities.

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

The components of lease expense were as follows (in thousands):

	Years ended December 31,
	2023	2022
Operating lease cost (1)	$528	$596

Finance lease cost:
Amortization of leased assets	$39	$66
Interest on lease liabilities	7	8
Total finance lease cost	$46	$74

(1)	Includes short term lease costs of $458,000 and $180,000 for the years ended December 31, 2023 and 2022, respectively.

Supplemental cash flow information related to leases was as follows (in thousands):

	Years ended December 31,
	2023	2022
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$(65)	$(399)
Operating cash flows from finance leases	(7)	(8)
Financing cash flows from finance leases	(89)	(165)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-	-
Finance leases	-	24

Supplemental consolidated balance sheet information related to leases was as follows (in thousands):

	As of December 31,
	2023	2022
Operating leases
Operating lease right-of-use assets, net	$54	$118

Current portion of operating lease obligations	$54	$83
Operating lease liabilities, net of current portion	-	35
Total operating lease liabilities	$54	$118

Finance leases
Property and equipment, at cost	$2,714	$2,622
Accumulated depreciation	(2,523)	(2,418)
Property and equipment, net	$191	$204

Current portion of finance lease obligations	$33	$95
Finance lease liabilities, net of current portion	19	46
Total finance lease liabilities	$52	$141

	Years ended December 31,
	2023	2022
Weighted-Average Remaining Lease Term
Operating leases	0.8 years	1.8 years
Finance leases	1.3 years	1.5 years

Weighted-Average Discount Rate
Operating leases (2)	5.0%	5.0%
Finance leases	2.6%	2.5%

(2)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

A summary of future minimum payments under non-cancellable operating lease commitments as of December 31, 2023 is as follows (in thousands):

Years ending December 31,	Total
2024	$55
Total minimum payments required:	55
Less imputed interest	(1)
Total lease liabilities	54
Less current portion	(54)
$-

The following is a schedule of minimum future rentals on the non-cancelable finance leases as of December 31, 2023 (in thousands):

Year ending December 31,	Total
2024	$34
2025	20
Total minimum payments required:	54
Less amount representing interest:	(2)
Present value of net minimum lease payments:	52
Less current portion	(33)
$19

11.	Segment Information

We have one reportable segment, which is comprised of the touch technology licensing and products business. We report revenues from external customers based on the country where the customer is located.

The following table presents net revenues by geographic area for the years ended December 31, 2023 and 2022 (dollars in thousands):

	2023		2022
	Amount	Percentage	Amount	Percentage
United States	$1,599	35.8%	$1,839	32.5%
Japan	1,489	33.5%	1,742	30.7%
South Korea	501	11.3%	861	15.2%
Germany	401	9.0%	298	5.3%
Switzerland	221	5.0%	398	7.0%
China	79	1.8%	130	2.3%
France	68	1.5%	193	3.4%
Sweden	52	1.2%	155	2.7%
Other	39	0.9%	54	0.9%
Total	$4,449	100.0%	$5,670	100.0%

12.	Income Taxes

Loss before provision for income taxes was distributed geographically for the years ended December 31, 2023 and 2022 as follows (in thousands):

	2023	2022
Domestic	$(5,221)	$(4,453)
Foreign	(4,787)	(712)

Total	$(10,008)	$(5,165)

The provision (benefit) for income taxes is as follows for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Current
Federal	$-	$-
State	-	-
Foreign	115	118
Total current expense	115	118

Deferred
Federal	(1,054)	(186)
State	-	(3)
Foreign	(2,094)	(3,517)
Change in valuation allowance	3,148	3,706
Total deferred expense	-	-

Total provision for income taxes	$115	$118

The differences between our effective income tax rate and the U.S. federal statutory federal income tax rate for the years ended December 31, 2023 and 2022, are as follows:

	2023	2022
Amounts at statutory tax rates	21%	21%
Foreign losses taxed at different rates	(10)%	(1)%
Stock-based compensation	-%	(1)%
GILTI inclusion	-%	(16)%
Other	(2)%	(2)%
Total	9%	1%
Valuation allowance	(10)%	(3)%
Effective tax rate	(1)%	(2)%

Significant components of the deferred tax asset balances at December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Deferred tax assets:
Accruals	$3	$(13)
Stock compensation	-	4
Net operating losses	28,744	25,608
Total deferred tax assets	28,747	25,599
Valuation allowance	(28,747)	(25,599)

Total net deferred tax assets	$-	$-

Valuation allowances are recorded to offset certain deferred tax assets due to management’s uncertainty of realizing the benefits of these items. Management applies a full valuation allowance for the accumulated losses of Neonode Inc., and its subsidiaries, since it is not determinable using the “more likely than not” criteria that there will be any future benefit of our deferred tax assets. This is mainly due to our history of operating losses. As of December 31, 2023, we had federal, state and foreign net operating losses of $80.8 million, $20.1 million and $50.0 million, respectively. The federal loss carryforward begins to expire in 2028, and the California loss carryforward begins to expire in 2030. The foreign loss carryforward, which is generated in Sweden, does not expire.

Utilization of the net operating loss and tax credit carryforwards is subject to an annual limitation due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating losses and tax credit carryforwards before utilization.  As of December 31, 2023, we had not completed the determination of the amount to be limited under the provision.

We follow the provisions of accounting guidance which includes a two-step approach to recognizing, derecognizing and measuring uncertain tax positions. There were no unrecognized tax benefits for the years ended December 31, 2023 and 2022.

We follow the policy to classify accrued interest and penalties as part of the accrued tax liability in the provision for income taxes. For the years ended December 31, 2023 and 2022 we did not recognize any interest or penalties related to unrecognized tax benefits.

As of December 31, 2023, we had no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

We file income tax returns in the U.S. federal jurisdiction, California, Sweden, and Japan. The 2008 through 2022 tax years are open and may be subject to potential examination in one or more jurisdictions. We are not currently under any federal, state or foreign income tax examinations.

13.	Employee Benefit Plans

We participate in a number of individual defined contribution pension plans for our employees in Sweden. We contribute between 4.5% and 30% of the employee’s annual salary to these pension plans depending on age and salary level. Contributions relating to these defined contribution plans for the years ended December 31, 2023 and 2022 were $510,000 and $546,000, respectively. We match U.S. employee contributions to a 401(K) retirement plan up to a maximum of six percent (6%) of an employee’s annual salary. Contributions relating to the matching 401(K) contributions for the years ended December 31, 2023 and 2022 were $6,000 and $6,000, respectively. In Taiwan, we contribute six percent (6%) of the employee’s annual salary to a pension fund which agrees with Taiwan’s Labor Pension Act. Contributions relating to the Taiwanese pension fund for the years ended December 31, 2023 and 2022 were $3,000 and $4,000, respectively.

14.	Net Loss Per Share

Basic net loss per common share for the years ended December 31, 2023 and 2022 was computed by dividing the net loss attributable to common shareholders of Neonode Inc. for the relevant period by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share is computed by dividing net loss attributable to common shareholders of Neonode Inc. for the relevant period by the weighted average number of shares of common stock and common stock equivalents outstanding during the year.

The Company had no potential common stock equivalents as of December 31, 2023 or 2022.

	Years ended December 31,
(In thousands, except per share amounts)	2023	2022
BASIC AND DILUTED
Weighted average number of common shares outstanding	15,322	13,632

Net loss attributable to Neonode Inc.	$(10,123)	$(4,883)

Net loss per share - basic and diluted	$(0.66)	$(0.36)

15. Subsequent Events

No subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective as of December 31, 2023 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making their assessment, our management used criteria established in the framework on Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. Principal AccountING Fees and Services

The information required by this Item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The consolidated financial statements of the registrant are listed in the index to the consolidated financial statements and filed under Item 8 of this Annual Report.

Financial Statement Schedules

Not Applicable.

Exhibits

Number	Description
3.1	Restated Certificate of Incorporation of Neonode Inc., (incorporated by reference to Exhibit 3.1 of the registrant’s current report on Form 8-K filed on December 11, 2020)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the registrant’s current report on Form 8-K filed on March 10, 2023)
4.1	Description of registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to the registrant’s Form S-3 (No. 333-255964), filed on May 10, 2021)
10.1	Assignment Agreement with Aequitas Technologies LLC, dated May 6, 2019 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed May 8, 2019)
10.2	Form of Purchase Warrant (incorporated by reference to Exhibit 4.1 of the registrant’s current report on Form 8-K filed on August 16, 2016)
10.3	Form of Warrant, dated as of August 8, 2017 (incorporated by reference to Exhibit 4.1 of the registrant’s current report on Form 8-K, filed on August 8, 2017)
10.4	Employment Agreement of Urban Forssell, dated October 20, 2019 (incorporated by reference to Exhibit 10.4 of the registrant’s annual report on Form 10-K filed on March 10, 2021)+
10.5	Employment Agreement of Fredrik Nihlén, dated March 30, 2021 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K, filed on March 31, 2021) +
10.6	Neonode Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the registrant’s annual report on Form 10-K filed on March 11, 2016)
10.7	Form of Notice of Grant of Stock Option used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the registrant’s annual report on Form 10-K filed on March 11, 2016)
10.8	Form of Notice of Grant of Restricted Stock used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of the registrant’s annual report on Form 10-K filed on March 11, 2016)
10.9	Form of Notice of Grant of Restricted Stock Units used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of the registrant’s annual report on Form 10-K filed on March 11, 2016)
10.10	Form of Notice of Grant of Stock Option to Swedish residents used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the registrant’s annual report on Form 10-K filed on March 11, 2016)
10.11	Neonode Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the registration statement on Form S-8 (No. 333-249806) filed on November 2, 2020).
10.12	Placement Agency Agreement, dated October 21, 2021, by and among the registrant and Pareto Securities Inc. and Pareto Securities AB (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed on October 21, 2021).
21	Subsidiaries of the registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEONODE INC. (Registrant)

Date: February 28, 2024	By:	/s/ Fredrik Nihlén
Fredrik Nihlén
Chief Financial Officer

Pursuant to the requirements for the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and dates indicated.

Name	Title	Date

/s/ Urban Forssell	President and Chief Executive Officer	February 28, 2024
Urban Forssell	(Principal Executive Officer)

/s/ Fredrik Nihlén	Chief Financial Officer	February 28, 2024
Fredrik Nihlén	(Principal Financial and Accounting Officer)

/s/ Ulf Rosberg	Chairman of the Board of Directors	February 28, 2024
Ulf Rosberg

/s/ Per Löfgren	Director	February 28, 2024
Per Löfgren

/s/ Peter Lindell	Director	February 28, 2024
Peter Lindell

/s/ Cecilia Edström	Director	February 28, 2024
Cecilia Edström