Form 10-Q
period 2024-03-31
Neonode Inc.
filed 2024-05-08
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

or

☐ Transition report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number: 001-35526

NEONODE INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1517641
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Karlavägen 100, 115 26 Stockholm, Sweden	N/A
(Address of principal executive offices)	(Zip code)

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

The number of shares of the registrant’s common stock outstanding as of May 6, 2024 was 15,359,481.

NEONODE INC.

Quarterly Report on Form 10-Q

For the Fiscal Quarter Ended March 31, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEONODE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$14,274	$16,155
Accounts receivable and unbilled revenues, net	1,072	917
Inventory	487	610
Prepaid expenses and other current assets	760	938
Total current assets	16,593	18,620

Property and equipment, net	294	340
Operating lease right-of-use assets, net	34	54
Total assets	$16,921	$19,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$491	$440
Accrued payroll and employee benefits	1,021	941
Accrued expenses	205	354
Contract liabilities	82	10
Current portion of finance lease obligations	29	33
Current portion of operating lease obligations	34	54
Total current liabilities	1,862	1,832

Finance lease obligations, net of current portion	12	19
Total liabilities	1,874	1,851

Commitments and contingencies

Stockholders’ equity:
Common stock, 25,000,000 shares authorized, with par value of $0.001; 15,359,481 shares issued and outstanding at March 31, 2024 and December 31, 2023	15	15
Additional paid-in capital	235,160	235,158
Accumulated other comprehensive loss	(430)	(396)
Accumulated deficit	(219,698)	(217,614)
Total stockholders’ equity	15,047	17,163
Total liabilities and stockholders’ equity	$16,921	$19,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2024	2023
Revenues:
License fees	$773	$1,148
Products	200	102
Non-recurring engineering	41	3
Total revenues	1,014	1,253

Cost of revenues:
Products	380	47
Non-recurring engineering	17	-
Total cost of revenues	397	47

Total gross margin	617	1,206

Operating expenses:
Research and development	895	802
Sales and marketing	816	592
General and administrative	1,160	1,384

Total operating expenses	2,871	2,778
Operating loss	(2,254)	(1,572)

Other income:
Interest income, net	180	158
Total other income	180	158

Loss before provision for income taxes	(2,074)	(1,414)

Provision for income taxes	10	11
Net loss	$(2,084)	$(1,425)

Loss per common share:
Basic and diluted loss per share	$(0.14)	$(0.09)
Basic and diluted – weighted average number of common shares outstanding	15,359	15,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2024	2023
Net loss	$(2,084)	$(1,425)

Other comprehensive income:
Foreign currency translation adjustments	(34)	35
Other comprehensive loss	$(2,118)	$(1,390)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

For the three months ended March 31, 2024 and 2023

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances, December 31, 2023	15,359	$15	$235,158	$(396)	$(217,614)	$17,163
Stock-based compensation	-	-	2	-	-	2
Foreign currency translation adjustment	-	-	-	(34)	-	(34)
Net loss	-	-	-	-	(2,084)	(2,084)
Balances, March 31, 2024	15,359	$15	$235,160	$(430)	$(219,698)	$15,047

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances, December 31, 2022	14,456	$14	$227,235	$(340)	$(207,491)	$19,418
Stock-based compensation	-	-	18	-	-	18
Issuance of shares for cash, net of offering costs	903	1	7,865	-	-	7,866
Foreign currency translation adjustment	-	-	-	35	-	35
Net loss	-	-	-	-	(1,425)	(1,425)
Balances, March 31, 2023	15,359	$15	$235,118	$(305)	$(208,916)	$25,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,084)	$(1,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2	18
Depreciation and amortization	27	17
Amortization of operating lease right-of-use assets	17	16
Inventory impairment loss	278	-
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue, net	(170)	(491)
Inventory	(253)	(11)
Prepaid expenses and other current assets	136	66
Accounts payable, accrued payroll and employee benefits, and accrued expenses	76	133
Contract liabilities	73	(5)
Operating lease obligations	(17)	(16)
Net cash used in operating activities	(1,915)	(1,698)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	-	7,866
Principal payments on finance lease obligations	(9)	(28)
Net cash (used in) provided by financing activities	(9)	7,838

Effect of exchange rate changes on cash and cash equivalents	43	25

Net change in cash and cash equivalents	(1,881)	6,165
Cash and cash equivalents at beginning of period	16,155	14,816
Cash and cash equivalents at end of period	$14,274	$20,981

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$10	$11
Cash paid for interest	$1	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements include all adjustments consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim period presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of results for a full fiscal year or any other period.

The accompanying condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 have been prepared by us, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $2.1 million and $1.4 million for the three months ended March 31, 2024 and March 31, 2023, respectively and had an accumulated deficit of approximately $219.7 million and $217.6 million as of March 31, 2024 and December 31, 2023, respectively. In addition, operating activities used cash of approximately $1.9 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively.

The condensed consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and the repayment of liabilities in the ordinary course of business.

Management evaluated the significance of the Company’s operating loss and determined that the Company’s current operating plan and sources of potential capital (including the Company’s ATM Facility, as defined and described below) would be sufficient to alleviate concerns about the Company’s ability to continue as a going concern. During the three months ended March 31, 2023, the Company sold an aggregate of 903,716 shares of its common stock under the at-the-market facility with aggregate net proceeds to the Company of $7,866,000, after payment of commissions to B. Riley Securities (as defined below), the agent for the ATM Facility, and other expenses of $244,000. During the three months ended March 31, 2024, we sold no shares pursuant to the ATM Facility.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of Neonode Inc. and its intercompany subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheets at March 31, 2024 and December 31, 2023 and the condensed consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the three months ended March 31, 2024 and 2023 include our accounts and those of our intercompany subsidiaries.

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

The accounts receivable balance on our consolidated balance sheet as of March 31, 2024 was $1.1 million, net of approximately $30,000 of allowances. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected at March 31, 2024:

Balance at January 1, 2024	$30,000
Change in expected credit losses	-
Write-offs, net of recoveries	-
Balance at March 31, 2024	$30,000

Inventory

The Company’s inventory consists of components that will be used in the manufacturing of our touch sensor modules (“TSMs”). We classify inventory for reporting purposes as raw materials, work-in-process, and finished goods.

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

With the new, sharpened strategy, announced in December 2023, the Company focuses solely on the licensing business. Consequently, we will phase out the TSM product business through licensing of the TSM technology to strategic partners or outsourcing. Management has decided to impair TSM related inventories which are expected to remain after production ends in 2024. The TSM inventory impairment was $3.6 million for the year ended December 31, 2023 and another $0.3 million in the three months ended March 31, 2024.

In December 2023, management decided to dispose of the fully reserved AirBar inventory.

Raw materials, work-in-process, and finished goods are as follows (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$80	$319
Work-in-process	237	192
Finished goods	170	99
Ending inventory	$487	$610

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

Long-lived Assets

We assess any impairment by estimating the future cash flows from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of March 31, 2024, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won and Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Foreign currency translation gains (losses) were $(34,000) and $35,000 during the three months ended March 31, 2024 and 2023, respectively. Gains (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and were $5,000 and $(5,000) during the three months ended March 31, 2024 and 2023, respectively.

Concentration of Credit and Business Risks

Our customers are located in the United States, Europe, Oceania and Asia.

As of March 31, 2024, four of our customers represented approximately 64.8% of our consolidated accounts receivable and unbilled revenues.

As of December 31, 2023, four of our customers represented approximately 76.4% of our consolidated accounts receivable and unbilled revenues.

Customers who accounted for 10.0% or more of our net revenues during the three months ended March 31, 2024 are as follows:

●	Hewlett-Packard Company – 24.8%

●	Alps Alpine – 18.4%

●	Seiko Epson – 15.7%

Customers who accounted for 10.0% or more of our net revenues during the three months ended March 31, 2023 are as follows:

●	Hewlett-Packard Company – 30.7%

●	Seiko Epson – 20.2%

●	Alps Alpine – 14.7%

●	LG – 13.7%

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

Explicit return rights are not offered to customers. There have been no returns through March 31, 2024.

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

Under U.S. GAAP, companies may make reasonable aggregations and approximations of returns data to accurately estimate returns. Our TSM returns and warranty experience to date has enabled us to make reasonable returns estimates, which are supported by the fact that our product sales involve homogenous transactions. The reserve for future sales returns is recorded as a reduction of our accounts receivable and revenue and was $7,000 as of March 31, 2024 and $8,000 as of December 31, 2023. The warranty reserve is recorded as an accrued expense and cost of sales and was $31,000 as of March 31, 2024 and $30,000 as of December 31, 2023. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. During the three months ended March 31, 2024 and 2023, we recorded no losses.

The following tables present the net revenues distribution by geographical area and market for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three months ended March 31, 2024		Three months ended March 31, 2023
	Amount	Percentage	Amount	Percentage
North America
Net revenues from Automotive	$-	-%	$-	-%
Net revenues from IT & Industrial	338	100.0%	471	100.0%
	$338	100.0%	$471	100.0%

Asia Pacific
Net revenues from Automotive	$248	51.7%	$356	56.2%
Net revenues from IT & Industrial	232	48.3%	278	43.8%
	$480	100.0%	$634	100.0%

Europe, Middle East and Africa
Net revenues from Automotive	$89	45.4%	$89	60.1%
Net revenues from IT & Industrial	107	54.6%	59	39.9%
	$196	100.0%	$148	100.0%

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

The following table presents accounts receivable and deferred revenues as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Accounts receivable and unbilled revenue, net	$1,072	$917
Contract liabilities (deferred revenues)	$82	$10

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

We expense as incurred costs of obtaining a contract when the amortization period of those costs would have been less than or equal to one year.

Product Warranty

The following table summarizes the activity related to the product warranty liability (in thousands):

	March 31, 2024	December 31, 2023
Balance at beginning of period	$30	$49
Provisions for (adjustments to) warranty issued	1	(19)
Balance at end of period	$31	$30

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

The following table presents our deferred revenues by source (in thousands):

	March 31, 2024	December 31, 2023
Deferred revenues license fees	$75	$2
Deferred revenues products	7	8
Deferred revenues non-recurring engineering	-	-
	$82	$10

During the three months ended March 31, 2024, the Company recognized revenues of approximately $2,000 related to contract liabilities outstanding at the beginning of the year.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three months ended March 31, 2024 and 2023 amounted to approximately $175,000 and $54,000, respectively.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of March 31, 2024 and December 31, 2023. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of March 31, 2024 and December 31, 2023, we had no unrecognized tax benefits.

Net Loss per Share

Net loss per share amounts have been computed based on the weighted average number of shares of common stock outstanding during the three months ended March 31, 2024 and 2023. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for the three months ended March 31, 2024 and 2023 exclude the potential common stock equivalents, as the effect would be anti-dilutive (see Note 8).

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

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rates for the condensed consolidated statements of operations were as follows:

	Three months ended March 31,
	2024	2023
Swedish Krona	10.39	10.46
Japanese Yen	148.45	132.34
South Korean Won	1,330.38	1,276.12

The exchange rates for the condensed consolidated balance sheets were as follows:

	As of
	March 31,	December 31,
	2024	2023
Swedish Krona	10.66	10.07
Japanese Yen	151.19	141.03
South Korean Won	1,349.53	1,294.53

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

Subsequent to the filing of our Form 10-K on February 28, 2024, the aggregate market value of our outstanding common stock held by non-affiliates was approximately $26.7 million. Pursuant to General Instruction I.B.6 of Form S-3, since the aggregate market value of our outstanding common stock held by non-affiliates was below $75.0 million at the time of such Form 10-K filing, the aggregate amount of securities that we are permitted to offer and sell was reduced to $ 8,901,792, which was equal to one-third of the aggregate market value of our common stock held by non-affiliates as of February 27, 2024.

Common Stock

As of March 31, 2024 and December 31, 2023, our Restated Certificate of Incorporation, as amended, authorized us to issue up to 25,000,000 shares of common stock, par value $0.001 per share.

During the three months ended March 31, 2024, no shares were sold under the ATM Facility. During the three months ended March 31, 2023, we sold an aggregate of 903,716 shares of our common stock under the ATM Facility with aggregate net proceeds to us of $7,866,000, after payment of commissions to B. Riley Securities and other expenses of $244,000.

Preferred Stock

As of March 31, 2024 and December 31, 2023, our Restated Certificate of Incorporation, as amended, authorized us to issue up to 1,000,000 shares of preferred stock, par value $0.001 per share.

There were no transactions in our preferred stock during the three months ended March 31, 2024 and 2023. No shares of preferred stock were issued and outstanding as of March 31, 2024 and December 31, 2023.

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

Stock Options and Long-Term Incentive Plan

During the year ended December 31, 2020, our stockholders approved the 2020 Stock Incentive Plan (“2020 Plan”) which replaced our 2015 Stock Incentive Plan (the “2015 Plan”), which in turn replaced our Neonode Inc. 2006 Equity Incentive Plan (the “2006 Plan”). Although no new awards may be made under the 2006 Plan or 2015 Plan, the 2015 Plan is still operative for awards previously granted under such plan. There are no awards outstanding under the 2006 Plan. Under the 2020 Plan, 750,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2020 Plan are set by our compensation committee at its discretion.

In 2020 we established the 2020 long-term incentive program (the “2020 LTIP”) to provide eligible persons with the opportunity to acquire an equity interest, or otherwise increase their equity interest, in the Company as an incentive for them to remain in the service of the Company. Through the 2020 LTIP, eligible employees of Neonode may waive between 50.0 to 67.0% of future unearned bonuses that may be awarded to them under the Company’s annual bonus arrangement in exchange for the grant of shares of the Company’s common stock.

On August 12, 2021, we issued 12,830 shares of common stock to a key employee pursuant to the 2020 Plan and through the 2020 LTIP. The shares were immediately vested but subject to a two-year lock-up period after issuance. In the event the participant’s employment with the Company is terminated by the participant during the two-year lock-up period, the Company will repurchase the shares at a price equal to 30.0% of the lower of market value at issuance and the termination date. The Company has reported and paid Swedish social charges of $21,000 for the issued shares but only 30.0% of the stock-based compensation (totaling $25,000) was recognized immediately in the consolidated statements of operations for the year ended December 31, 2021, with the remainder to be recognized ratably over the two-year lock-up period.

On December 29, 2021, we issued 14,735 shares of common stock to key employees pursuant to the 2020 Plan and through the 2020 LTIP. The shares were immediately vested but subject to a two-year lock-up period after issuance. In the event the participant’s employment with Neonode is terminated by the participant during the two-year lock-up period, the Company will repurchase the shares at a price equal to 30.0% of the lower of market value at issuance and termination date. Neonode has reported and paid Swedish social charges of $46,000 for the issued shares but only 30.0% of the stock-based compensation (totaling $38,000) was recognized immediately in the consolidated statements of operations for the year ended December 31, 2021, with the remainder to be recognized ratably over the two-year lock-up period.

On May 20, 2022, we issued 4,000 shares of common stock to a director pursuant to the 2020 Plan. The shares were immediately vested but subject to a two-year lock-up period after issuance. In the event the participant’s employment with the Company is terminated by the participant during the two-year lock-up period, the Company will repurchase the shares at a price equal to 30.0% of the lower of market value at issuance and the termination date. The Company has reported and paid Swedish social charges of $5,000 for the issued shares but only 30.0% of the stock-based compensation (totaling $5,000) was recognized immediately in the consolidated statements of operations for the year ended December 31, 2022, with the remainder to be recognized ratably over the two-year lock-up period.

For the three months ended March 31, 2024 and 2023, we recognized $2,000 and $18,000, respectively, of stock-based compensation for the amortization of the 2020 Plan over the respective lock-up periods.

As of March 31, 2024 and December 31, 2023 we had no outstanding options. For the three months ended March 31, 2024 and 2023, we recorded no compensation expense related to the vesting of stock options.

During the three months ended March 31, 2024, we did not grant any options to purchase shares of our common stock to employees or members of our board of directors.

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

Indemnities and Guarantees

Our bylaws require that we indemnify each of our executive officers and directors for certain events or occurrences arising because of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these agreements as of March 31, 2024 and December 31, 2023.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us regarding intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of March 31, 2024 and December 31, 2023.

Patent Assignment

On May 6, 2019, the Company assigned a portfolio of patents to Aequitas Technologies LLC (“Aequitas”), an unrelated third party. The assignment provides the Company the right to share the potential net proceeds to Aequitas generated from possible licensing and monetization program that Aequitas may enter into. Under the terms of the assignment, net proceeds means gross proceeds less out of pocket expenses and legal fees paid by Aequitas. The Company’s share would also be net of the Company’s own fees and expenses, including a brokerage fee payable by the Company in connection with the original assignment to Aequitas.

On June 8, 2020, Neonode Smartphone LLC, an unrelated third party that is a subsidiary of Aequitas (“Aequitas Sub”), filed complaints against Apple and Samsung in the Western District of Texas for infringing two patents. The case against Apple was subsequently transferred to the Northern District of California. In December 2022, the Patent Trial and Appeal Board invalidated one of the two patents, which Aequitas Sub is appealing. On August 2, 2023, the United States District Court for the Western District of Texas entered judgment in favor of Samsung. Aequitas Sub has filed an appeal to change this decision to the Federal Circuit and an oral hearing is scheduled to be held on June 6, 2024. The case against Apple is still pending in the United States District Court for the Northern District of California.

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an Application Specific Integrated Circuit (“ASIC”). Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2,000,000 ASICs sold. As of March 31, 2024, we had made no payments to TI under the NN1002 Agreement.

6. Segment Information

We have one reportable segment, which is comprised of the technology licensing and products business. We report revenues from external customers based on the country where the customer is located.

The following table presents net revenues by geographic area for the three months ended March 31, 2024 and 2023, respectively (dollars in thousands):

	Three months ended March 31, 2024		Three months ended March 31, 2023
	Amount	Percentage	Amount	Percentage
Japan	$391	38.6%	$449	35.8%
United States	338	33.3%	471	37.6%
France	79	7.8%	172	13.7%
South Korea	69	6.8%	-	-%
Germany	64	6.3%	111	8.9%
Sweden	54	5.3%	-	-%
Other	19	1.9%	50	4.0%
	$1,014	100.0%	$1,253	100.0%

The following table presents our total assets by geographic region as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
United States	$13,817	$16,084
Sweden	3,064	2,888
Asia	40	42
Total	$16,921	$19,014

7. Leases

We have operating leases for our corporate offices and our manufacturing facility, and finance leases for equipment. Our leases have remaining lease terms of three months to 1.5 years. These operating leases also include options to terminate the leases within one year. Future renewal options that are not likely to be executed as of the consolidated balance sheet date are excluded from right-of-use assets and related lease liabilities.

Our operating leases represent building leases for our Stockholm corporate offices and our Kungsbacka manufacturing facility. Our Stockholm corporate office lease has a remaining lease term of under one year and both of our leases are automatically renewed at a cost increase of 2.0% on an annual basis, unless we provide written notice nine months prior to the respective expiration dates.

We report operating lease right-of-use assets, as well as current and noncurrent operating lease obligations on our condensed consolidated balance sheets for the right to use those buildings in our business. Our finance leases represent manufacturing equipment; we report the manufacturing equipment, as well as current and noncurrent finance lease obligations on our condensed consolidated balance sheets for our manufacturing equipment.

Generally, interest rates are stated in our leases for equipment. When no interest rate is stated in a lease, however, we review the interest rates implicit in our recent finance leases to estimate our incremental borrowing rate. We determine the rate implicit in a lease by using the most recent finance lease rate, or other method we think most closely represents our incremental borrowing rate.

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost (1)	$136	$127

Finance lease cost:
Amortization of leased assets	$28	$3
Interest on lease liabilities	1	2
Total finance lease cost	$29	$5

(1)	Includes short-term lease costs of $117,000 and $108,000 for the three months ended March 31, 2024 and 2023, respectively.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$(17)	$(16)
Operating cash flows from finance leases	(1)	(2)
Financing cash flows from finance leases	(9)	(28)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-	-
Finance leases	-	-

Supplemental balance sheet information related to leases was as follows (in thousands):

	As of March 31, 2024	As of December 31, 2023
Operating leases
Operating lease right-of-use assets	$34	$54

Current portion of operating lease obligations	$34	$54
Operating lease liabilities, net of current portion	-	-
Total operating lease liabilities	$34	$54

Finance leases
Property and equipment, at cost	$2,564	$2,714
Accumulated depreciation	(2,368)	(2,523)
Property and equipment, net	$196	$191

Current portion of finance lease obligations	$29	$33
Finance lease liabilities, net of current portion	12	19
Total finance lease liabilities	$41	$52

	Three Months Ended March 31,
	2024	2023
Weighted Average Remaining Lease Term
Operating leases	0.5 years	1.5 years
Finance leases	1.1 years	1.4 years

Weighted Average Discount Rate:
Operating leases (2)	5.0%	5.0%
Finance leases	2.6%	2.5%

(2)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

A summary of future minimum payments under non-cancellable operating lease commitments as of March 31, 2024 is as follows (in thousands):

Year ending December 31,	Total
2024	35
35
Less imputed interest	(1)
Total lease liabilities	$34
Less current portion	(34)
$-

The following is a schedule of minimum future rentals on the non-cancellable finance leases as of March 31, 2024 (in thousands):

Year ending December 31,	Total
2024	23
2025	19
Total minimum payments required:	42
Less amount representing interest:	(1)
Present value of net minimum lease payments:	41
Less current portion	(29)
$12

8. Net Loss per Share

Basic net loss per common share for the three months ended March 31, 2024 and 2023 was computed by dividing the net loss attributable to common shareholders of Neonode Inc. for the relevant period by the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed by dividing net loss attributable to common shareholders of Neonode Inc. for the relevant period by the weighted average number of shares of common stock and common stock equivalents outstanding.

The Company had no potential common stock equivalents for the three months ended March 31, 2024 and 2023, respectively.

	Three months ended March 31,
(in thousands, except per share amounts)	2024	2023
BASIC AND DILUTED
Weighted average number of common shares outstanding	15,359	15,209

Net loss attributable to Neonode Inc.	$(2,084)	$(1,425)

Net loss per share – basic and diluted	$(0.14)	$(0.09)

9. Subsequent Events

On April 10, 2024, we and Dr. Forssell entered into a Termination Agreement (the “Termination Agreement”), pursuant to which Dr. Forssell was discharged from his position as our President and Chief Executive Officer (“CEO”) and will act as a Senior Advisor to the management team of Neonode Technologies AB, our subsidiary, and our board of directors until December 31, 2024.

In connection with the departure of Dr. Forssell, our board of directors appointed our Chief Financial Officer, Fredrik Nihlén, as our Interim President and CEO effective immediately. Mr. Nihlén will serve as Interim President and CEO until a new President and CEO is appointed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. For example, statements in this Quarterly Report regarding our plans, strategy and focus areas are forward-looking statements. You can identify some forward-looking statements by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “goal,” “plan,” and similar expressions. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to our history of losses since inception, our dependence on a limited number of customers, our reliance on our customers’ ability to design, manufacture and sell products that incorporate our touch technology, the length of a product development and release cycle, our and our customers’ reliance on component suppliers, the difficulty in verifying royalty amounts owed to us, our ability to remain competitive in response to new technologies, our dependence on key members of our management and development team, the costs to defend, as well as risks of losing, patents and intellectual property rights, our ability to obtain adequate capital to fund future operations, and general economic conditions, including inflation, or other effects related to the COVID-19 pandemic or future pandemics or epidemics, or geopolitical conflicts such as the ongoing war in Ukraine or the Gaza Strip. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” and elsewhere in this Quarterly Report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the date of this Quarterly Report. Because actual events or results may differ materially from those discussed in or implied by forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. We do not undertake responsibility to update or revise any of these factors or to announce publicly any revision to forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and consolidated financial statements for the year ended December 31, 2023 included in our most recent Annual Report on Form 10-K.

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

Licensing

We license our zForce technology to Original Equipment Manufacturers (“OEMs”) and automotive Tier 1 suppliers who embed our technology into products that they develop, manufacture and sell. Since 2010, our licensing customers have sold approximately 95 million devices that use our patented technology.

As of March 31, 2024, we had 34 valid technology license agreements with global OEMs, Original Design Manufacturers (“ODMs”) and automotive Tier 1 suppliers.

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

Product Sales

In addition to our licensing business, we design and manufacture Touch Sensor Modules (“TSMs”) that incorporate our patented technology. We sell our TSMs to OEMs, ODMs and systems integrators for use in their products.

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

Results of Operations

A summary of our financial results is as follows (in thousands, except percentages):

	Three months ended March 31,		2024 vs 2023
	2024	2023	Variance in Dollars	Variance in Percent
Revenues:
License fees	$773	$1,148	$(375)	(32.7)%
Percentage of revenue	76.2%	91.6%
Products	200	102	98	96.1%
Percentage of revenue	19.7%	8.1%
Non-recurring engineering	41	3	38	1,266.7%
Percentage of revenue	4.0%	0.2%
Total Revenue	$1,014	$1,253	$(239)	(19.1)%

Cost of revenues:
Products	$380	$47	$333	708.5%
Percentage of revenue	37.5%	3.8%
Non-recurring engineering	17	-	17	-%
Percentage of revenue	1.7%	-%
Total cost of revenues	$397	$47	$350	744.7%

Total gross margin	$617	$1,206	$(589)	(48.8)%

Operating expenses:
Research and development	$895	$802	$93	11.6%
Percentage of revenue	88.3%	64.0%
Sales and marketing	816	592	224	37.8%
Percentage of revenue	80.5%	47.2%
General and administrative	1,160	1,384	(224)	(16.2)%
Percentage of revenue	114.4%	110.5%
Total operating expenses	$2,871	$2,778	$93	3.3%
Percentage of revenue	283.1%	221.7%

Operating loss	$(2,254)	$(1,572)	$(682)	43.4%
Percentage of revenue	(222.3)%	(125.5)%
Other income (expense)	180	158	22	13.9%
Percentage of revenue	17.8%	12.6%
Provision for income taxes	10	11	(1)	(9.1)%
Percentage of revenue	1.0%	0.9%
Net loss	$(2,084)	$(1,425)	$(659)	46.2%
Percentage of revenue	(205.5)%	(113.7)%
Net loss per share	$(0.14)	$(0.09)	$(0.05)	55.6%

Revenues

All of our sales for the three months ended March 31, 2024 were to customers located in the United States, Europe, Asia and Oceania. All of our sales for the months ended March 31, 2023 were to customers located in the United States, Europe and Asia.

Total net revenues were $1.0 million and $1.3 million for the three months ended March 31 2024 and 2023, respectively. The decrease in total net revenues by 19.1% for the three months ended March 31, 2024 as compared to the same period in 2023 was caused by lower license revenues offset by higher products and NRE revenues.

License Fees

Revenues from license fees were $0.8 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of 32.7% for the three months ended March 31, 2024 as compared to the same period in 2023, mainly due to lower demand for our legacy customers’ products, resulting in high inventory levels at some customers and thus lower revenues for us.

Product

Revenues from product were $0.2 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. The increase of 96.1% for the three months ended March 31, 2024 as compared to the same period in 2023 was primarily due to customers securing TSM inventory after receiving news about our company phasing out TSM manufacturing.

Non-recurring Engineering

Revenues from non-recurring engineering were $41,000 and $3,000 for the three months ended March 31, 2024 and 2023. Most of our non-recurring engineering revenues are related to application development and proof-of-concept projects related to our TSMs or to our zForce and MultiSensing technology platforms. The increase for the three months ended March 31, 2024, compared to the same periods in 2023 was the result of a potential TSM licensing project after announcing our change in strategy, with full focus on our licensing business and a phase-out of our products business.

The following tables presents the net revenues by market and revenue stream for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three months ended March 31, 2024		Three months ended March 31, 2023
	Amount	Percentage	Amount	Percentage
Automotive
License fees	$337	100.0%	$445	100.0%
Products	-	-%	-	-%
Non-recurring engineering	-	-%	-	-%
	$337	100.0%	$445	100.0%

IT & Industrial
License fees	$436	64.4%	$703	87.0%
Products	200	29.5%	102	12.6%
Non-recurring engineering	41	6.1%	3	0.4%
	$677	100%	$808	100%

Gross Margin

Our combined total gross margin was 60.8% and 96.2% for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024 and 2023, gross margin related to products was (90.0)% and 53.9%, respectively. The gross margin for products for the three months ended March 31, 2024 was impacted by a cost of $278,000 related to a write-down on inventory due to the phasing out of the TSM manufacturing.

Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contracts. Cost of goods sold for TSMs includes fully burdened manufacturing costs, outsourced final assembly costs, and component costs of TSMs.

Research and Development

Research and development (“R&D”) expenses for the three months ended March 31, 2024 and 2023 were $0.9 million and $0.8 million, respectively. R&D expenses primarily consist of personnel-related costs in addition to external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes. The increase of 11.6% for the three months ended March 31, 2024 compared to the same period in 2023 was primarily related to higher product development costs.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2024 and 2023 were $0.8 million and $0.6 million, respectively. The increase of 37.8% for the three months ended March 31, 2024 compared to the same period in 2023 was primarily related to participation in technology events.

Our sales and marketing activities focus on OEM, ODM and Tier 1 customers who will license our technology.

General and Administrative

General and administrative expenses for the three months ended March 31, 2024 and 2023 were $1.2 million and $1.4 million, respectively. The decrease of 16.2% from the same period 2023 was primarily due to lower cost for professional fees.

Other Income

Other income for the three months ended March 31, 2024 and 2023 were $0.2 million and $0.2 million, respectively. The other income for both periods was mainly related to interest income earned.

Income Taxes

Our effective tax rate was (0.5)% for the three months ended March 31, 2024 and (0.8)% for the three months ended March 31, 2023. The negative tax rate is due to withholding taxes from sales.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $2.1 million for the three months ended March 31, 2024, and $1.4 million for the same period in 2023.

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

As of March 31, 2024, we had cash and cash equivalents of $14.3 million, as compared to $16.2 million as of December 31, 2023. Based on our current cash position, and assuming currently planned expenditures and level of operations, we believe we have sufficient capital to fund operations for the twelve-month period subsequent to the date of this Report.

Working capital (current assets less current liabilities) was $14.7 million as of March 31, 2024, compared to $16.8 million as of December 31, 2023.

Net cash used in operating activities for the three months ended March 31, 2024, was $1.9 million and was primarily the result of a net loss of $2.1 million and approximately $0.3 million in non-cash operating expenses, comprised of stock-based compensation expense, depreciation and amortization, amortization of operating lease right-of-use assets and inventory impairment loss and changes in operating assets and liabilities of $0.2 million. Net cash used in financing activities for the three months ended March 31, 2024, was approximately $9,000 and was primarily the result of principal payments on finance lease.

Accounts receivable and unbilled revenues decreased by approximately $0.2 million as of March 31, 2024, compared to December 31, 2023. This was mainly due to the timing of receipts of customer payments.

Inventory decreased by approximately $0.3 million during the three months ended March 31, 2024, compared to December 31, 2023.

Accounts payable and accrued expenses increased approximately $76,000 during the three months ended March 31, 2024 compared to December 31, 2023.

Net cash provided by financing activities of $7.8 million during the three months ended March 31, 2023 was the result of issuance of common stock under the ATM Facility (as defined below).

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $2.1 million and $1.4 million for the three months ended March 31, 2024, and 2023, respectively, and had an accumulated deficit of approximately $219.7 million and $217.6 million as of March 31, 2024 and December 31, 2023, respectively. In addition, operating activities used cash of approximately $1.9 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively.

The condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and the repayment of liabilities in the ordinary course of business. Management has evaluated the significance of the Company’s operating loss and has determined that the Company’s current operating plan and sources of potential capital (including the Company’s ATM Facility) are sufficient to alleviate concerns about the Company’s ability to continue as a going concern.

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

For the three months ended March 31, 2024 and 2023, we recorded approximately $126,000 and $122,000, respectively, for total rent expense.

See Note 7 – Leases in the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1) for further discussions.

Equipment Subject to Finance Lease

Between the second and fourth quarters of 2016, we entered into six leases for component production equipment. Under the terms of five of the lease agreements, we are obligated to purchase the equipment at the end of the original 3-5 year lease terms for 5.0-10.0% of the original purchase price of the equipment. In accordance with relevant accounting guidance the leases are classified as finance leases. The lease payments and depreciation periods began between June and November 2016 when the equipment went into service. The implicit interest rate of the leases is currently approximately 3.0% per annum. One of the leases is a hire-purchase agreement where the equipment is required to be paid off after five years. In accordance with relevant accounting guidance the lease is classified as a finance lease. The lease payments and depreciation period began on July 1, 2016 when the equipment went into service. The implicit interest rate of the lease is currently approximately 3.0% per annum. On April 1, 2022, one of lease contracts was extended for three years. The implicit interest rate of the extended lease period is 2.7% per annum.

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

See Note 7 – Leases in the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1) for further discussion.

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC, which is used in our licensed technology. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2 million ASICs sold. As of March 31, 2024, we had made no payments to TI under the NN1002 Agreement.

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

During the three months ended March 31, 2024, we sold no shares. During the three months ended March 31, 2023, we sold an aggregate of 903,716 shares of our common stock under the ATM Facility with aggregate net proceeds to us of $7,866,000, after payment of commissions to B. Riley Securities and other expenses of $244,000.

Subsequent to the filing of our Form 10-K on February 28, 2024, the aggregate market value of our outstanding common stock held by non-affiliates was approximately $26.7 million. Pursuant to General Instruction I.B.6 of Form S-3, since the aggregate market value of our outstanding common stock held by non-affiliates was below $75.0 million at the time of such Form 10-K filing, the aggregate amount of securities that we are permitted to offer and sell was reduced to $ 8,901,792, which was equal to one-third of the aggregate market value of our common stock held by non-affiliates as of February 27, 2024.

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

There have been no other changes from the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit #	Description
3.1	Restated Certificate of Incorporation of Neonode Inc., dated November 7, 2018 (incorporated by reference to Exhibit 3.14 of the registrant’s quarterly report on Form 10-Q (File No. 001-35526) filed on November 8, 2018)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the registrant’s current report on Form 8-K (File No. 001-35526) filed on March 10, 2023)
4.1	Description of registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to the registrant’s Form S-3 (No. 333-255964), filed on May 10, 2021)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEONODE INC.

Date: May 8, 2024	By:	/s/ Fredrik Nihlén
Fredrik Nihlén
Interim President and Chief Executive Officer and Chief Financial Officer,
(Principal Financial and Accounting Officer)