Form 10-Q
period 2024-06-30
Neonode Inc.
filed 2024-08-08
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares of the registrant’s common stock outstanding as of August 6, 2024 was 15,466,568.

NEONODE INC.

Quarterly Report on Form 10-Q

For the Fiscal Quarter Ended June 30, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEONODE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$13,107	$16,155
Accounts receivable and unbilled revenues, net	1,246	917
Inventory	205	610
Prepaid expenses and other current assets	536	938
Total current assets	15,094	18,620

Property and equipment, net	83	340
Operating lease right-of-use assets, net	17	54
Total assets	$15,194	$19,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$321	$440
Accrued payroll and employee benefits	1,271	941
Accrued expenses	207	354
Contract liabilities	51	10
Current portion of finance lease obligations	6	33
Current portion of operating lease obligations	17	54
Total current liabilities	1,873	1,832

Finance lease obligations, net of current portion	-	19
Total liabilities	1,873	1,851

Commitments and contingencies

Stockholders’ equity:
Common stock, 25,000,000 shares authorized, with par value of $0.001; 15,359,481 shares issued and outstanding at June 30, 2024 and December 31, 2023	15	15
Additional paid-in capital	235,161	235,158
Accumulated other comprehensive loss	(462)	(396)
Accumulated deficit	(221,393)	(217,614)
Total stockholders’ equity	13,321	17,163
Total liabilities and stockholders’ equity	$15,194	$19,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues:
License fees	$614	$1,094	$1,387	$2,242
Products	623	84	823	186
Non-recurring engineering	187	22	228	25
Total revenues	1,424	1,200	2,438	2,453

Cost of revenues:
Products	461	28	841	75
Non-recurring engineering	24	9	41	9
Total cost of revenues	485	37	882	84

Total gross margin	939	1,163	1,556	2,369

Operating expenses:
Research and development	975	1,063	1,870	1,865
Sales and marketing	544	689	1,360	1,281
General and administrative	1,227	1,038	2,387	2,422

Total operating expenses	2,746	2,790	5,617	5,568
Operating loss	(1,807)	(1,627)	(4,061)	(3,199)

Other income (expense):
Interest income, net	140	169	320	327
Other expense	(17)	-	(17)	-
Total other income, net	123	169	303	327

Loss before provision for income taxes	(1,684)	(1,458)	(3,758)	(2,872)

Provision for income taxes	11	49	21	60
Net loss	$(1,695)	$(1,507)	$(3,779)	$(2,932)

Loss per common share:
Basic and diluted loss per share	$(0.11)	$(0.10)	$(0.25)	$(0.19)
Basic and diluted – weighted average number of common shares outstanding	15,359	15,359	15,359	15,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net loss	$(1,695)	$(1,507)	$(3,779)	$(2,932)

Other comprehensive loss:
Foreign currency translation adjustments	(32)	(141)	(66)	(106)
Other comprehensive loss	$(1,727)	$(1,648)	$(3,845)	$(3,038)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

For the three and six months ended June 30, 2024 and 2023

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances, December 31, 2023	15,359	$15	$235,158	$(396)	$(217,614)	$17,163
Stock-based compensation	-	-	2	-	-	2
Foreign currency translation adjustment	-	-	-	(34)	-	(34)
Net loss	-	-	-	-	(2,084)	(2,084)
Balances, March 31, 2024	15,359	$15	$235,160	$(430)	$(219,698)	$15,047
Stock-based compensation	-	-	1	-	-	1
Foreign currency translation adjustment	-	-	-	(32)	-	(32)
Net loss	-	-	-	-	(1,695)	(1,695)
Balances, June 30, 2024	15,359	$15	$235,161	$(462)	$(221,393)	$13,321

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances, December 31, 2022	14,456	$14	$227,235	$(340)	$(207,491)	$19,418
Stock-based compensation	-	-	18	-	-	18
Issuance of shares for cash, net of offering costs	903	1	7,865	-	-	7,866
Foreign currency translation adjustment	-	-	-	35	-	35
Net loss	-	-	-	-	(1,425)	(1,425)
Balances, March 31, 2023	15,359	$15	$235,118	$(305)	$(208,916)	$25,912
Stock-based compensation	-	-	17	-	-	17
Foreign currency translation adjustment	-	-	-	(141)	-	(141)
Net loss	-	-	-	-	(1,507)	(1,507)
Balances, June 30, 2023	15,359	$15	$235,135	$(446)	$(210,423)	$24,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,779)	$(2,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3	35
Loss on disposal of assets	18	-
Depreciation and amortization	40	37
Amortization of operating lease right-of-use assets	34	33
Inventory impairment loss	286	-
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues, net	(344)	140
Inventory	89	17
Prepaid expenses and other current assets	362	27
Accounts payable, accrued payroll and employee benefits, and accrued expenses	149	374
Contract liabilities	41	(13)
Operating lease obligations	(34)	(33)
Net cash used in operating activities	(3,135)	(2,315)

Cash flows from investing activities:
Purchase of property and equipment	(37)	(36)
Proceeds from sale of property and equipment	190	-
Net cash (used in) provided by investing activities	153	(36)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	-	7,866
Principal payments on finance lease obligations	(13)	(52)
Net cash (used in) provided by financing activities	(13)	7,814

Effect of exchange rate changes on cash and cash equivalents	(53)	12

Net change in cash and cash equivalents	(3,048)	5,475
Cash and cash equivalents at beginning of period	16,155	14,816
Cash and cash equivalents at end of period	$13,107	$20,291

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$21	$60
Cash paid for interest	$1	$6

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements include all adjustments consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim period presented. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of results for a full fiscal year or any other period.

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023 have been prepared by us, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $1.7 million and $3.8 million and $1.5 million and $2.9 million for the three and six months ended June 30, 2024 and June 30, 2023, respectively and had an accumulated deficit of approximately $221.4 million and $217.6 million as of June 30, 2024 and December 31, 2023, respectively. In addition, operating activities used cash of approximately $3.1 million and $2.3 million for the six months ended June 30, 2024 and 2023, respectively.

The condensed consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and the repayment of liabilities in the ordinary course of business.

Management evaluated the significance of the Company’s operating loss and negative cash flows from operations and determined that the Company’s current operating plan and sources of liquidity would be sufficient to alleviate concerns about the Company’s ability to continue as a going concern. Management has prepared an operating plan and believes that the Company has sufficient cash to meet its obligations as they come due for a year from the date the financial statements were issued. During July 2024, we sold an aggregate of 107,087 of our common stock under the ATM Facility with aggregate net proceeds to us of $341,000, after payment of commissions to Ladenburg and other expenses of $11,000.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Neonode Inc. and its intercompany subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheets at June 30, 2024 and December 31, 2023 and the condensed consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the three and six months ended June 30, 2024 and 2023 include our accounts and those of our intercompany subsidiaries.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won and Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the condensed consolidated balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Foreign currency translation gains (losses) were ($32,000) and ($66,000) and $(141,000) and $(106,000) during the three and six months ended June 30, 2024 and 2023, respectively. Gains (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and were $(3,000) and $2,000 during the three and six months ended June 30, 2024, respectively, compared to $0 and $(5,000) during the same periods in 2023, respectively.

Concentration of Credit and Business Risks

Our customers are located in the United States, Europe, Oceania and Asia.

As of June 30, 2024, six of our customers represented approximately 82.0% of our consolidated accounts receivable and unbilled revenues.

As of December 31, 2023, four of our customers represented approximately 76.4% of our consolidated accounts receivable and unbilled revenues.

Customers who accounted for 10.0% or more of our net revenues during the three months ended June 30, 2024 are as follows:

●	Seiko Epson – 14.3%

●	Commercial Vehicle OEM – 13.9%

●	Alps Alpine – 13.0%

●	Propoint – 11.5%

Customers who accounted for 10.0% or more of our net revenues during the six months ended June 30, 2024 are as follows:

●	Hewlett-Packard Company – 15.9%

●	Alps Alpine – 15.3%

●	Seiko Epson – 14.9%

Customers who accounted for 10.0% or more of our net revenues during the three months ended June 30, 2023 are as follows:

●	Hewlett-Packard Company – 37.4%

●	Alps Alpine – 15.3%

●	Seiko Epson – 13.7%

●	LG – 12.5%

Customers who accounted for 10.0% or more of our net revenues during the six months ended June 30, 2023 are as follows:

●	Hewlett-Packard Company – 34.0%

●	Seiko Epson – 17.0%

●	Alps Alpine – 15.0%

●	LG – 13.1%

Revenues

The following tables present the net revenues distribution by geographical area and market for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three months ended June 30, 2024		Three months ended June 30, 2023
	Amount	Percentage	Amount	Percentage
North America
Net revenues from Automotive	$-	-%	$-	-%
Net revenues from IT & Industrial	248	100.0%	566	100.0%
	$248	100.0%	$566	100.0%

Asia Pacific
Net revenues from Automotive	$206	26.1%	$332	63.6%
Net revenues from IT & Industrial	584	73.9%	190	36.4%
	$790	100.0%	$522	100.0%

Europe, Middle East and Africa
Net revenues from Automotive	$221	57.3%	$112	100.0%
Net revenues from IT & Industrial	165	42.7%	-	-%
	$386	100.0%	$112	100.0%

	Six months ended June 30, 2024		Six months ended June 30, 2023
	Amount	Percentage	Amount	Percentage
North America
Net revenues from Automotive	$-	-%	$-	-%
Net revenues from IT & Industrial	586	100.0%	1,037	100.0%
	$586	100.0%	$1,037	100.0%

Asia Pacific
Net revenues from Automotive	$454	35.7%	$689	59.6%
Net revenues from IT & Industrial	816	64.3%	467	40.4%
	$1,270	100.0%	$1,156	100.0%

Europe, Middle East and Africa
Net revenues from Automotive	$310	53.3%	$201	77.3%
Net revenues from IT & Industrial	272	46.7%	59	22.7%
	$582	100.0%	$260	100.0%

Product Warranty

The following table summarizes the activity related to the product warranty liability (in thousands):

	June 30, 2024	December 31, 2023
Balance at beginning of period	$30	$49
Provisions for (adjustments to) warranty issued	31	(19)
Balance at end of period	$61	$30

The Company accrues for warranty costs as part of its cost of sales of TSMs based on estimated costs. The Company’s products are generally covered by a warranty for a period of 12 months from the customer receipt of the product included as a component of accrued expenses on the condensed consolidated balance sheet.

Contract Liabilities

The following table presents our deferred revenues by source (in thousands):

	June 30, 2024	December 31, 2023
Deferred revenues license fees	$50	$2
Deferred revenues products	1	8
Deferred revenues non-recurring engineering	-	-
	$51	$10

During the three and six months ended June 30, 2024, the Company recognized revenues of approximately $7,000 and $10,000, respectively, related to contract liabilities outstanding at the beginning of the year. During the three and six months ended June 30, 2023, the Company recognized revenues of approximately $9,000 and 14,000, respectively, related to contract liabilities outstanding at the beginning of the year.

Income Taxes

We recognize deferred tax liabilities and assets for the expected future tax consequences of items that have been included in the condensed consolidated financial statements or tax returns. We estimate income taxes based on rates in effect in each of the jurisdictions in which we operate. Deferred income tax assets and liabilities are determined based upon differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income. Valuation allowances are recorded against net deferred tax assets when, in our opinion, realization is uncertain based on the “more likely than not” criteria of the accounting guidance.

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of June 30, 2024 and December 31, 2023. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of June 30, 2024 and December 31, 2023, we had no unrecognized tax benefits.

Net Loss per Share

Net loss per share amounts have been computed based on the weighted average number of shares of common stock outstanding during the three and six months ended June 30, 2024 and 2023. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for the three and six months ended June 30, 2024 and 2023 exclude the potential common stock equivalents, as the effect would be anti-dilutive (see Note 6).

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

3. Stockholders’ Equity

At-the-Market Facility

On May 10, 2021, we entered into an At Market Issuance Sales Agreement (the “B. Riley Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley Securities”) with respect to an “at the market” offering program (the “B. Riley ATM Facility”), under which we may, from time to time, in our sole discretion, issue and sell through B. Riley Securities, acting as sales agent, up to $25 million of shares of our common stock, in any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended. On May 29, 2024, we terminated the B. Riley Sales Agreement with B. Riley Securities.

On June 4, 2024, we entered into an At The Market Offering Agreement (the “Ladenburg Sales Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) with respect to an “at the market” offering program (the “Ladenburg ATM Facility”), under which we may, from time to time, in our sole discretion, issue and sell through Ladenburg, acting as agent or principal, up to approximately $10 million of shares of our common stock.

Pursuant to the Ladenburg Sales Agreement, we may sell the shares through Ladenburg by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended. Ladenburg will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon instructions from us (including any price or size limits or other customary parameters or conditions we may impose). We will pay Ladenburg a commission of 3.0% of the gross sales price per share sold under the Ladenburg Sales Agreement.

We are not obligated to sell any shares under the Ladenburg Sales Agreement. The offering of shares pursuant to the Ladenburg Sales Agreement will terminate upon the earlier to occur of (i) the issuance and sale, through Ladenburg, of all of the shares of our common stock subject to the Ladenburg Sales Agreement and (ii) termination of the Ladenburg Sales Agreement in accordance with its terms.

4. Commitments and Contingencies

Legal

The Company is subject to legal proceedings and claims that may arise in the ordinary course of business. The Company is not aware of any pending or threatened litigation matters at this time that would have a material impact on the operations of the Company.

Patent Assignment

On May 6, 2019, the Company assigned a portfolio of patents to Aequitas Technologies LLC (“Aequitas”), an unrelated third party. The assignment provides the Company the right to share the potential net proceeds to Aequitas generated from possible licensing and monetization program that Aequitas may enter into. Under the terms of the assignment, net proceeds mean gross proceeds less out of pocket expenses and legal fees paid by Aequitas. The Company’s share would also be net of the Company’s own fees and expenses, including a brokerage fee payable by the Company in connection with the original assignment to Aequitas.

5. Net Loss per Share

Basic net loss per common share for the three and six months ended June 30, 2024 and 2023 was computed by dividing the net loss attributable to common shareholders of Neonode Inc. for the relevant period by the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed by dividing net loss attributable to common shareholders of Neonode Inc. for the relevant period by the weighted average number of shares of common stock and common stock equivalents outstanding.

The Company had no potential common stock equivalents for the three and six months ended June 30, 2024 and 2023, respectively.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
BASIC AND DILUTED
Weighted average number of common shares outstanding	15,359	15,359	15,359	15,285
Net loss attributable to Neonode Inc.	$(1,695)	$(1,507)	$(3,779)	$(2,932)

Net loss per share - basic and diluted	$(0.11)	$(0.10)	$(0.25)	$(0.19)

6. Subsequent Events

During July 2024, we sold an aggregate of 107,087 of our common stock under the ATM Facility with aggregate net proceeds to us of $341,000, after payment of commissions to Ladenburg and other expenses of $11,000.

No other subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than as discussed elsewhere in the accompanying notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. For example, statements in this Quarterly Report regarding our plans, strategy and focus areas are forward-looking statements. You can identify some forward-looking statements by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “goal,” “plan,” and similar expressions. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to our history of losses since inception, our dependence on a limited number of customers, our reliance on our customers’ ability to design, manufacture and sell products that incorporate our touch technology, the length of a product development and release cycle, our and our customers’ reliance on component suppliers, the difficulty in verifying royalty amounts owed to us, our ability to remain competitive in response to new technologies, our dependence on key members of our management and development team, the costs to defend, as well as risks of losing, patents and intellectual property rights, our ability to obtain adequate capital to fund future operations, and general economic conditions, including inflation, or other effects related to future pandemics or epidemics, or geopolitical conflicts such as the ongoing war in Ukraine or the Gaza Strip. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” and elsewhere in this Quarterly Report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the date of this Quarterly Report. Because actual events or results may differ materially from those discussed in or implied by forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. We do not undertake responsibility to update or revise any of these factors or to announce publicly any revision to forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of June 30, 2024, we had 36 valid technology license agreements with global OEMs, Original Design Manufacturers (“ODMs”) and automotive Tier 1 suppliers.

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

We began selling our TSMs to customers in the industrial and consumer electronics segments in 2017. We commenced the phase out of our TSM product business during the first quarter of 2024 through licensing of the TSM technology to strategic partners or outsourcing. In May 2024, we stopped producing TSMs and started to shut down the factory.

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

Results of Operations

A summary of our financial results is as follows (in thousands, except percentages):

	Three months ended June 30,		2024 vs 2023
	2024	2023	Variance in Dollars	Variance in Percent
Revenues:
License fees	$614	$1,094	$(480)	(43.9)%
Percentage of revenue	43.1%	91.2%
Products	623	84	539	641.7%
Percentage of revenue	43.8%	7.0%
Non-recurring engineering	$187	$22	$165	750.0%
Percentage of revenue	13.1%	1.8%
Total Revenue	$1,424	$1,200	$224	18.7%

Cost of revenues:
Products	$461	$28	$433	1,546.4%
Percentage of revenue	32.4%	2.3%
Non-recurring engineering	$24	$9	$15	166.7%
Percentage of revenue	1.7%	0.8%
Total cost of revenues	$485	$37	$448	1,210.8%

Total gross margin	$939	$1,163	$(224)	(19.3)%

Operating expenses:
Research and development	$975	$1,063	$(88)	(8.3)%
Percentage of revenue	68.5%	88.6%
Sales and marketing	544	689	(145)	(21.0)%
Percentage of revenue	38.2%	57.4%
General and administrative	1,227	1,038	189	18.2%
Percentage of revenue	86.2%	86.5%
Total operating expenses	$2,746	$2,790	$(44)	(1.6)%
Percentage of revenue	192.8%	232.5%

Operating loss	$(1,807)	$(1,627)	$(180)	11.1%
Percentage of revenue	(126.9)%	(135.6)%
Other income (expense)	123	169	(46)	(27.2)%
Percentage of revenue	8.6%	14.1%
Provision for income taxes	11	49	(38)	(77.6)%
Percentage of revenue	0.8%	4.1%
Net loss	$(1,695)	$(1,507)	$(188)	12.5%
Percentage of revenue	(119.0)%	(125.6)%
Net loss per share	$(0.11)	$(0.10)	$(0.01)	10.0%

	Six months ended June 30,		2024 vs 2023
	2024	2023	Variance in Dollars	Variance in Percent
Revenues:
License fees	$1,387	$2,242	$(855)	(38.1)%
Percentage of revenue	56.9%	91.4%
Products	823	186	637	342.5%
Percentage of revenue	33.7%	7.6%
Non-recurring engineering	$228	$25	$203	812.0%
Percentage of revenue	9.4%	1.0%
Total Revenue	$2,438	$2,453	$(15)	(0.6)%

Cost of revenues:
Products	$841	$75	$766	1,021.3%
Percentage of revenue	34.5%	3.1%
Non-recurring engineering	$41	$9	$32	355.6%
Percentage of revenue	1.7%	0.4%
Total cost of revenues	$882	$84	$798	950.0%

Total gross margin	$1,556	$2,369	$(813)	(34.3)%

Operating expenses:
Research and development	$1,870	$1,865	$5	0.3%
Percentage of revenue	76.7%	76.0%
Sales and marketing	1,360	1,281	79	6.2%
Percentage of revenue	55.8%	52.2%
General and administrative	2,387	2,422	(35)	(1.4)%
Percentage of revenue	97.9%	98.7%
Total operating expenses	$5,617	$5,568	$49	0.9%
Percentage of revenue	230.4%	227.0%

Operating loss	$(4,061)	$(3,199)	$(862)	26.9%
Percentage of revenue	(166.6)%	(130.4)%
Other income (expense)	303	327	(24)	(7.3)%
Percentage of revenue	12.4%	13.3%
Provision for income taxes	21	60	(39)	(65.0)%
Percentage of revenue	0.9%	2.4%
Net loss	$(3,779)	$(2,932)	$(847)	28.9%
Percentage of revenue	(155.0)%	(119.5)%
Net loss per share	$(0.25)	$(0.19)	$(0.06)	31.6%

Revenues

All of our sales for the three and six months ended June 30, 2024 were to customers located in the United States, Europe, Asia and Oceania. All of our sales for the three and six months ended June 30, 2023 were to customers located in the United States, Europe, Asia and Oceania.

Total revenues were $1.4 million and $2.4 million for the three and six months ended June 30 2024, respectively, compared to $1.2 million and $2.5 million for the same periods in 2023, respectively. The increase in total revenues by 18.7% and decrease by 0.6% for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023 are explained by higher products revenues and non-recurring revenues offset by lower license fees.

License Fees

Revenues from license fees were $0.6 million and $1.4 million for the three and six months ended June 30, 2024, respectively, compared to $1.1 million and $2.2 million for the three and six months ended June 30, 2023, respectively. The decrease of 43.9% and 38.1% for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023, are mainly due to lower demand for our legacy customers’ products, resulting lower revenues for us.

Products

Revenues from products were $0.6 million and $0.8 million for the three and six months ended June 30, 2024, respectively, compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively. The increase of 641.7% and 342.5% for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023 was primarily due to customers securing TSM inventory after receiving news about our company phasing out TSM manufacturing.

Non-recurring Engineering

Revenues from non-recurring engineering were $187,000 and $228,000 for the three and six months ended June 30, 2024, respectively, compared to $22,000 and $25,000 for the three and six months ended June 30, 2023, respectively. Most of our non-recurring engineering revenues are related to application development and proof-of-concept projects related to our TSMs or to our zForce and MultiSensing technology platforms. The increase of 750.0% and 812.0% for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023 was the result of a potential TSM licensing project and the new MultiSensing project with a commercial vehicle OEM.

The following tables presents the net revenues by market and revenue stream for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three months ended June 30, 2024		Three months ended June 30, 2023
	Amount	Percentage	Amount	Percentage
Automotive
License fees	$255	59.6%	$418	95.7%
Products	-	-%	-	-%
Non-recurring engineering	173	40.4%	19	4.3%
	$428	100.0%	$437	100.0%

IT & Industrial
License fees	$359	36.0%	$677	88.7%
Products	623	62.6%	83	10.9%
Non-recurring engineering	14	1.4%	3	0.4%
	$996	100%	$763	100%

	Six months ended June 30, 2024		Six months ended June 30, 2023
	Amount	Percentage	Amount	Percentage
Automotive
License fees	$592	77.4%	$863	97.8%
Products	-	-%	-	-%
Non-recurring engineering	173	22.6%	19	2.2%
	$765	100.0%	$882	100.0%

IT & Industrial
License fees	$795	47.5%	$1,379	87.8%
Products	823	49.2%	186	11.8%
Non-recurring engineering	55	3.3%	6	0.4%
	$1,673	100%	$1,571	100%

Gross Margin

Our combined total gross margin was 65.9% and 63.8% for the three and six months ended June 30, 2024, respectively, compared to 96.9% and 96.6% for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2024, gross margin related to products was 26.0% and (2.2)%, respectively, compared to 66.7% and 59.7% for the three and six months ended June 30, 2023, respectively. The decrease in gross margin for products for the three and six months ended June 30, 2024 as compared to the same periods in 2023 was primarily due to a cost of $8,000 and $286,000 incurred during the three and six months ended June 30, 2024, respectively, related to a write-down on inventory due to the phasing out of the TSM manufacturing.

Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contracts. Cost of goods sold for TSMs includes fully burdened manufacturing costs, outsourced final assembly costs, and component costs of TSMs.

Research and Development

Research and development (“R&D”) expenses were $1.0 million and $1.9 million for the three and six months ended June 30, 2024, respectively, compared to $1.1 million and $1.9 million for the three and six months ended June 30, 2023, respectively. R&D expenses primarily consist of personnel-related costs in addition to external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes. The decrease of 8.3% for the three months ended June 30, 2024 compared to the same period in 2023 was primarily related to lower payroll and related costs.

Sales and Marketing

Sales and marketing expenses were $0.5 million and $1.4 million for the three and six months ended June 30, 2024, respectively, compared to $0.7 million and $1.3 million for the three and six months ended June 30, 2023, respectively. The decrease of 21.0% for the three months ended June 30, 2024 compared to the same period in 2023 was primarily related to lower payroll and related costs. The increase of 6.2% for the six months ended June 30, 2024 compared to the same period in 2023 was primarily related to higher costs for participation in technology events offset by lower payroll and related costs.

Our sales and marketing activities focus on OEM, ODM and Tier 1 customers who will license our technology.

General and Administrative

General and administrative expenses were $1.2 million and $2.4 million for the three and six months ended June 30, 2024, respectively, compared to $1.0 million and $2.4 million for the three and six months ended June 30, 2023, respectively. The increase of 18.2% for the three months ended June 30, 2024 compared to the same period in 2023 was primarily due to higher cost for professional fees. The decrease of 1.4% for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to moving overhead costs to finished goods.

Other Income

Other income were $0.1 million and $0.3 million for the three and six months ended June 30, 2024, respectively compared to $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively. The other income for the periods was mainly related to interest income earned.

Income Taxes

Our effective tax rate was (0.7)% and (0.6)% for the three and six months ended June 30, 2024, respectively, compared to (3.4)% and (2.1)% and for the three and six months ended June 30, 2023, respectively. The negative tax rate is due to withholding taxes from sales and the decrease is due to lower license revenue during 2024.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $1.7 million and $3.8 million for the three and six months ended June 30, 2024, respectively, and $1.5 million and $2.9 million for the same periods in 2023.

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

As of June 30, 2024, we had cash and cash equivalents of $13.1 million, as compared to $16.2 million as of December 31, 2023. Based on our current cash position, and assuming currently planned expenditures and level of operations, we believe we have sufficient capital to fund operations for the twelve-month period subsequent to the date of this Report.

Working capital (current assets less current liabilities) was $13.2 million as of June 30, 2024, compared to $16.8 million as of December 31, 2023.

Net cash used in operating activities for the six months ended June 30, 2024, was $3.1 million and was primarily the result of a net loss of $3.8 million and approximately $0.4 million in non-cash operating expenses, comprised of stock-based compensation expense, depreciation and amortization, amortization of operating lease right-of-use assets and inventory impairment loss and changes in operating assets and liabilities of $0.2 million. Net cash used in financing activities for the six months ended June 30, 2024, was approximately $13,000 and was primarily the result of principal payments on finance lease.

Accounts receivable and unbilled revenues increased by approximately $0.3 million as of June 30, 2024, compared to December 31, 2023. This was mainly due to the timing of receipts of customer payments.

Inventory decreased by approximately $89,000 during the six months ended June 30, 2024, compared to December 31, 2023, mainly as a result of increased sales of TSMs to customers and decreased purchases after the factory closure.

Accounts payable, accrued payroll and employee benefits, and accrued expenses increased approximately $149,000 during the six months ended June 30, 2024 compared to December 31, 2023, due to various payroll related expenses.

Net cash provided by financing activities of $7.8 million during the six months ended June 30, 2023 was the result of issuance of common stock under the B. Riley ATM Facility (as defined below).

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $1.7 million and $3.8 million for the three and six months ended June 30, 2024, respectively, compared to $1.5 million and $2.9 million for the three and six months ended June 30, 2023, respectively, and had an accumulated deficit of approximately $221.4 million and $217.6 million as of June 30, 2024 and December 31, 2023, respectively. In addition, operating activities used cash of approximately $3.1 million and $2.3 million for the six months ended June 30, 2024 and 2023, respectively.

The condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and the repayment of liabilities in the ordinary course of business. Management evaluated the significance of the Company’s operating loss and negative cash flows from operations and determined that the Company’s current operating plan and sources of liquidity would be sufficient to alleviate concerns about the Company’s ability to continue as a going concern. Management has prepared an operating plan and believes that the Company has sufficient cash to meet its obligations as they come due for a year from the date the financial statements were issued. During July 2024, we sold an aggregate of 107,087 of our common stock under the ATM Facility with aggregate net proceeds to us of $341,000, after payment of commissions to Ladenburg and other expenses of $11,000.

In the future, we may require sources of capital in addition to cash on hand and our Ladenburg ATM Facility to continue operations and to implement our strategy. If our operations do not become cash flow positive, we may be forced to seek equity investments or debt arrangements. Historically, we have been able to access the capital markets through sales of common stock and warrants to generate liquidity. Our management believes it could raise capital through public or private offerings if needed to provide us with sufficient liquidity.

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

For total rent expense, we recorded $123,000 and $249,000 for the three and six months ended June 30, 2024, respectively, compared to $123,000 and $245,000, respectively, for the three and six months ended June 30, 2023.

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC, which is used in our licensed technology. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2 million ASICs sold. As of June 30, 2024, we had made no payments to TI under the NN1002 Agreement.

At-the-Market Offering Program

On May 10, 2021, we entered into an At Market Issuance Sales Agreement (the “B. Riley Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley Securities”) with respect to an “at the market” offering program (the “B. Riley ATM Facility”), under which we may, from time to time, in our sole discretion, issue and sell through B. Riley Securities, acting as sales agent, up to $25 million of shares of our common stock, in any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended.

On May 29, 2024, we terminated the B. Riley Sales Agreement with B. Riley Securities.

On June 4, 2024, we entered into an At The Market Offering Agreement (the “Ladenburg Sales Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) with respect to an “at the market” offering program (the “Ladenburg ATM Facility”), under which we may, from time to time, in our sole discretion, issue and sell through Ladenburg, acting as agent or principal, up to approximately $10 million of shares of our common stock.

Pursuant to the Ladenburg Sales Agreement, we may sell the shares through Ladenburg by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended. Ladenburg will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon instructions from us (including any price or size limits or other customary parameters or conditions the Company may impose). We will pay Ladenburg a commission of 3.0% of the gross sales price per Share sold under the Ladenburg Sales Agreement.

We are not obligated to sell any shares under the Ladenburg Sales Agreement. The offering of the shares pursuant to the Ladenburg Sales Agreement will terminate upon the earlier to occur of (i) the issuance and sale, through or to Ladenburg, of all of the shares of our common stock subject to the Ladenburg Sales Agreement and (ii) termination of the Ladenburg Sales Agreement in accordance with its terms.

Subsequent to the filing of our Form 10-K on February 28, 2024, the aggregate market value of our outstanding common stock held by non-affiliates was approximately $26.7 million. Pursuant to General Instruction I.B.6 of Form S-3, since the aggregate market value of our outstanding common stock held by non-affiliates was below $75.0 million at the time of such Form 10-K filing, the aggregate amount of securities that we are permitted to offer and sell was reduced to $12,909,525, which was equal to one-third of the aggregate market value of our common stock held by non-affiliates as of June 3, 2024. On June 4, 2024, we filed a prospectus supplement to the prospectus, dated May 16, 2024, to the Form S-3 (File No. 333-279252) that reflects the sale restrictions pursuant to General Instruction I.B.6 of Form S-3 and to register for sale of up to $10,366,156 of our common stock through the Ladenburg ATM Facility.

During the six months ended June 30, 2024, we did not sell shares of our common stock under the B. Riley ATM Facility or the Ladenburg ATM Facility. During the three and six months ended June 30, 2023, we sold an aggregate of zero and 903,716 shares of our common stock, respectively, under the B. Riley ATM Facility with aggregate net proceeds to us of $7,866,000, after payment of commissions to B. Riley Securities and other expenses of $244,000.

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

Patent Assignment

On May 6, 2019, the Company assigned a portfolio of patents to Aequitas Technologies LLC (“Aequitas”), an unrelated third party. The assignment provides the Company the right to share the potential net proceeds generated from possible licensing and monetization program that Aequitas may enter into. Under the terms of the assignment, net proceeds mean gross proceeds less out of pocket expenses and legal fees paid by Aequitas. The Company’s share would also be net of the Company’s own fees and expenses, including a brokerage fee payable by the Company in connection with the original assignment to Aequitas.

As reflected in publicly available court filings, on June 8, 2020, Neonode Smartphone LLC, an unrelated third party that is a subsidiary of Aequitas (“Aequitas Sub”), filed complaints against Apple Inc. (“Apple”) (assigned docket number 6:20-cv-00507-ADA, current docket number 6:23-cv-00204-ADA), and Samsung Electronics Co., Ltd., and Samsung Electronics America, Inc. (collectively, “Samsung”) (assigned docket number 6:20-cv-00505-ADA), in the Western District of Texas alleging infringement of two patents, U.S. Patent Nos. 8,095,879, and 8,812,993.

U.S. Patent No. 8,095,879

In November 2020, Samsung and Apple filed a petition for inter partes review of certain challenged claims in U.S. Patent No. 8,095,879, assigned proceeding number IPR2021-00144. As reflected in publicly available records, the U.S. Patent and Trademark Office Patent Trial and Appeal Board (“PTAB”) denied the petition in June 2021. Apple and Samsung filed a request for rehearing, which was ultimately granted on December 3, 2021, and inter partes review was instituted. The court case against Apple was subsequently transferred to the Northern District of California in November 2021 and assigned docket number 3:21-cv-08872, which was subsequently stayed pending the PTAB’s decision. The case against Samsung in the Western District of Texas was likewise stayed pending PTAB ruling.

Meanwhile, in June 2021, Google LLC (“Google”) filed a separate petition with the PTAB seeking inter partes review of certain challenged claims in U.S. Patent No. 8,095,879, assigned proceeding number IPR2021-01041. As reflected in publicly available records, the PTAB granted the petition in January 2022

The PTAB found in favor of Aequitas Sub and against Apple and Samsung in December 2022 in connection with the inter partes review proceedings, ruling that none of the challenged claims were unpatentable. The PTAB similarly held in favor of Aequitas Sub and against Google in January 2023. Apple and Samsung appealed to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) in February 2023 (assigned docket number 23-1464, and Google filed its appeal in the Federal Circuit in March 2023 (assigned docket number 23-1638. On July 18, 2024, the Federal Circuit affirmed the PTAB’s rulings, found in favor of Aequitas Sub and against Google and Apple/Samsung, and held that none of the challenged claims in U.S. Patent No. 8,095,879 are unpatentable.

As reflected in publicly available court records, on July 14, 2023, the United States District Court for the Western District of Texas entered its final claim constructions in the Samsung case, and based on those claim constructions, entered judgment in favor of Samsung and against Aequitas Sub. Aequitas Sub filed an appeal with the Federal Circuit in August 2023 (assigned docket number 23-2304)[, and oral argument was held on June 6, 2024]. No decision from the Federal Circuit has yet been issued. The case against Apple remains pending in the United States District Court for the Northern District of California, and the PTAB stay has not yet been lifted.

U.S. Patent No. 8,812,993

Based on information in public records, in November 2020, Samsung and Apple collectively sought inter partes review of certain claims in U.S. Patent No. 8,812,993 (assigned proceeding number IPR2021-00145). In June 2022, the PTAB invalidated U.S. Patent No. 8,812,993, which Aequitas Sub appealed to the Federal Circuit in August 2022 (assigned docket number 22-2134). The Federal Circuit affirmed the PTAB’s decision on June 11, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit #	Description
3.1	Restated Certificate of Incorporation of Neonode Inc., dated November 7, 2018 (incorporated by reference to Exhibit 3.14 of the registrant’s quarterly report on Form 10-Q (File No. 001-35526) filed on November 8, 2018)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the registrant’s current report on Form 8-K (File No. 001-35526) filed on March 10, 2023)
4.1	Description of registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to the registrant’s Form S-3 (No. 333-255964), filed on May 10, 2021)
10.1	Termination Agreement, dated April 10, 2024, by and among Dr. Urban Forssell, the Company, and Neonode Technologies AB
10.2	At The Market Offering Agreement, dated June 3, 2024, by and between Neonode Inc. and Ladenburg Thalmann & Co. Inc.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEONODE INC.

Date: August 8, 2024	By:	/s/ Fredrik Nihlén
Fredrik Nihlén
Interim President and Chief Executive Officer and Chief Financial Officer,
(Principal Financial and Accounting Officer)