Form 10-Q
period 2024-09-30
Neonode Inc.
filed 2024-11-06
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

or

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

The number of shares of the registrant’s common stock outstanding as of November 4, 2024 was 16,782,922.

NEONODE INC.

Quarterly Report on Form 10-Q

For the Fiscal Quarter Ended September 30, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEONODE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$17,599	$16,155
Accounts receivable and unbilled revenues, net	840	652
Inventory	-	-
Prepaid expenses and other current assets	760	891
Current assets of discontinued operations	364	922
Total current assets	19,563	18,620

Property and equipment, net	77	110
Operating lease right-of-use assets, net	-	-
Noncurrent assets of discontinued operations	-	284
Total assets	$19,640	$19,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$212	$400
Accrued payroll and employee benefits	1,115	855
Accrued expenses	142	309
Contract liabilities	25	2
Current portion of finance lease obligations	4	8
Current portion of operating lease obligations	-	-
Current liabilities of discontinued operations	142	258
Total current liabilities	1,640	1,832

Finance lease obligations, net of current portion	-	2
Noncurrent liabilities of discontinued operations	-	17
Total liabilities	1,640	1,851

Commitments and contingencies

Stockholders’ equity:
Common stock, 25,000,000 shares authorized, with par value of $0.001; 16,782,922 and 15,359,481 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	17	15
Additional paid-in capital	240,955	235,158
Accumulated other comprehensive loss	(492)	(396)
Accumulated deficit	(222,480)	(217,614)
Total stockholders’ equity	18,000	17,163
Total liabilities and stockholders’ equity	$19,640	$19,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues:
License fees	$731	$836	$2,118	$3,078
Non-recurring engineering	107	4	335	29
Total revenues	838	840	2,453	3,107

Cost of revenues:
Non-recurring engineering	23	-	64	9
Total cost of revenues	23	-	64	9

Total gross margin	815	840	2,389	3,098

Operating expenses:
Research and development	822	827	2,692	2,692
Sales and marketing	484	516	1,844	1,797
General and administrative	734	754	2,696	2,542

Total operating expenses	2,040	2,097	7,232	7,031
Operating loss	(1,225)	(1,257)	(4,843)	(3,933)

Other income (expense):
Interest income, net	171	218	490	541
Other income (expense)	-	12	(35)	12
Total other income, net	171	230	455	553

Loss before provision for income taxes	(1,054)	(1,027)	(4,388)	(3,380)

Provision for income taxes	(11)	35	10	95
Net loss from continuing operations	(1,043)	(1,062)	(4,398)	(3,475)
Net loss from discontinued operations	(44)	(204)	(468)	(723)
Net loss	$(1,087)	$(1,266)	$(4,866)	$(4,198)

Loss per common share:
Basic and diluted loss per share from continuing operations	$(0.07)	$(0.07)	$(0.28)	$(0.22)
Basic and diluted loss per share from discontinued operations	-	(0.01)	(0.03)	(0.05)
Basic and diluted loss per share	$(0.07)	$(0.08)	$(0.31)	$(0.27)
Basic and diluted – weighted average number of common shares outstanding	15,980	15,359	15,568	15,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net loss	$(1,087)	$(1,266)	$(4,866)	$(4,198)

Other comprehensive loss:
Foreign currency translation adjustments	(30)	(48)	(96)	(154)
Other comprehensive loss	$(1,117)	$(1,314)	$(4,962)	$(4,352)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

For the three and nine months ended September 30, 2024 and 2023

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances, December 31, 2023	15,359	$15	$235,158	$(396)	$(217,614)	$17,163
Stock-based compensation	-	-	2	-	-	2
Foreign currency translation adjustment	-	-	-	(34)	-	(34)
Net loss	-	-	-	-	(2,084)	(2,084)
Balances, March 31, 2024	15,359	$15	$235,160	$(430)	$(219,698)	$15,047
Stock-based compensation	-	-	1	-	-	1
Foreign currency translation adjustment	-	-	-	(32)	-	(32)
Net loss	-	-	-	-	(1,695)	(1,695)
Balances, June 30, 2024	15,359	$15	$235,161	$(462)	$(221,393)	$13,321
Stock-based compensation	-	-	-	-	-	-
Issuance of shares for cash, net of offering costs	1,424	2	5,794	-	-	5,796
Foreign currency translation adjustment	-	-	-	(30)	-	(30)
Net loss	-	-	-	-	(1,087)	(1,087)
Balances, September 30, 2024	16,783	$17	$240,955	$(492)	$(222,480)	$18,000

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances, December 31, 2022	14,456	$14	$227,235	$(340)	$(207,491)	$19,418
Stock-based compensation	-	-	18	-	-	18
Issuance of shares for cash, net of offering costs	903	1	7,865	-	-	7,866
Foreign currency translation adjustment	-	-	-	35	-	35
Net loss	-	-	-	-	(1,425)	(1,425)
Balances, March 31, 2023	15,359	$15	$235,118	$(305)	$(208,916)	$25,912
Stock-based compensation	-	-	17	-	-	17
Foreign currency translation adjustment	-	-	-	(141)	-	(141)
Net loss	-	-	-	-	(1,507)	(1,507)
Balances, June 30, 2023	15,359	$15	$235,135	$(446)	$(210,423)	$24,281
Stock-based compensation	-	-	13	-	-	13
Foreign currency translation adjustment	-	-	-	(48)	-	(48)
Net loss	-	-	-	-	(1,266)	(1,266)
Balances, September 30, 2023	15,359	$15	$235,148	$(494)	$(211,689)	$22,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,866)	$(4,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3	48
Loss on disposal of assets	18	-
Depreciation and amortization	49	55
Amortization of operating lease right-of-use assets	52	49
Inventory impairment loss	287	-
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues, net	(105)	512
Inventory	132	(689)
Prepaid expenses and other current assets	153	(76)
Accounts payable, accrued payroll and employee benefits, and accrued expenses	(115)	256
Contract liabilities	15	(8)
Operating lease obligations	(52)	(49)
Net cash used in operating activities	(4,429)	(4,100)

Cash flows from investing activities:
Purchase of property and equipment	(37)	(58)
Proceeds from sale of property and equipment	190	-
Net cash (used in) provided by investing activities	153	(58)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	5,796	7,866
Principal payments on finance lease obligations	(15)	(77)
Net cash provided by financing activities	5,781	7,789

Effect of exchange rate changes on cash and cash equivalents	(61)	24

Net change in cash and cash equivalents	1,444	3,655
Cash and cash equivalents at beginning of period	16,155	14,816
Cash and cash equivalents at end of period	$17,599	$18,471

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$10	$95
Cash paid for interest	$1	$8

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements include all adjustments consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2024 and 2023 and cash flows for the nine months ended September 30, 2024 and 2023 are not necessarily indicative of results for a full fiscal year or any other period.

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 have been prepared by us, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $1.1 million and $4.9 million and $1.3 million and $4.2 million for the three and nine months ended September 30, 2024 and September 30, 2023, respectively and had an accumulated deficit of approximately $222.5 million and $217.6 million as of September 30, 2024 and December 31, 2023, respectively. In addition, operating activities used cash of approximately $4.4 million and $4.1 million for the nine months ended September 30, 2024 and 2023, respectively.

The condensed consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and the repayment of liabilities in the ordinary course of business.

Management evaluated the significance of the Company’s operating loss and negative cash flows from operations and determined that the Company’s current operating plan and sources of liquidity would be sufficient to alleviate concerns about the Company’s ability to continue as a going concern. Management has prepared an operating plan and believes that the Company has sufficient cash to meet its obligations as they come due for a year from the date the financial statements were issued. During the three months ending September 30, 2024, we sold an aggregate of 1,423,441 shares of our common stock under the ATM Facility with aggregate net proceeds to us of $5.8 million, after payment of commissions to Ladenburg and other expenses of $0.2 million.

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

Discontinued Operations

As described in the Company’s 2023 Annual Report on Form 10-K, the Company’s plan to phase out TSM manufacturing meets the criteria to be reported as discontinued operations. In accordance with U.S. GAAP, assets and liabilities of discontinued operations are presented separately in the condensed consolidated balance sheets, and results of discontinued operations are reported as a separate component of net loss in the condensed consolidated statements of operations, for all periods presented, resulting in changes to the presentation of certain prior period amounts. Cash flows from discontinued operations are not reported separately in the condensed consolidated statements of cash flows.

Refer to Note 2 for additional discussion of discontinued operations. All other notes to these consolidated financial statements present the results of continuing operations and exclude amounts related to discontinued operations for all periods presented unless otherwise stated.

2. Discontinued Operations

During the fourth quarter of 2023 the Company decided to phase out the product business and as a consequence terminate production at the Pronode Technologies AB facilities in Kungsbacka, Sweden. Subsequently, we commenced the phase out of our TSM product business during the first quarter of 2024 through licensing of the TSM technology to strategic partners or outsourcing. In May 2024, we stopped producing TSMs and started to shut down the factory. The facility lease terminated as of September 30, 2024 and was not renewed.

The Company concluded that, in aggregate, the termination of TSM manufacturing met the criteria for discontinued operations. As a result, this business has been reclassified to discontinued operations in these condensed consolidated financial statements for all periods presented.

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations are presented separately in the condensed consolidated balance sheets for all periods presented. On September 30, 2024 and December 31, 2023, these balances consisted of assets and liabilities of the Company’s Products business. Pronode Technologies AB is expected to be merged into Neonode Technologies AB before the end of the year, upon receipt of regulatory approval.

The following table presents a reconciliation of the carrying amounts of the major classes of these assets and liabilities to the current assets and liabilities of discontinued operations as presented on the Company’s condensed consolidated balance sheets:

	September 30,	December 31,
	2024	2023

ASSETS OF DISCONTINUED OPERATIONS
Current assets:
Accounts receivable and unbilled revenues, net	$178	$265
Inventory	172	610
Prepaid expenses and other current assets	14	47
Total current assets of discontinued operations	364	922

Property and equipment, net	-	230
Operating lease right-of-use assets, net	-	54
Total assets of discontinued operations	$364	$1,206

LIABILITIES OF DISCONTINUED OPERATIONS
Current liabilities:
Accounts payable	$50	$40
Accrued payroll and employee benefits	50	86
Accrued expenses	42	45
Contract liabilities	-	8
Current portion of finance lease obligations	-	25
Current portion of operating lease obligations	-	54
Total current liabilities of discontinued operations	142	258

Finance lease obligations, net of current portion	-	17
Total liabilities of discontinued operations	$142	$275

Loss from Discontinued Operations

Discontinued operations for the three and nine months ended September 30, 2024 and 2023, respectively, consists of results from the Company’s products business.

The following table provides details about the major classes of line items constituting “Net loss from discontinued operations” as presented on the Company’s condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues:
Products	$85	$163	$908	$349
Total revenues	85	163	908	349

Cost of revenues:
Products	(19)	227	822	302
Total cost of revenues	(19)	227	822	302

Total gross margin	104	(64)	86	47

Operating expenses:
General and administrative	148	136	573	770

Total operating expenses	148	136	573	770
Operating loss	(44)	(200)	(487)	(723)

Other income (expense):
Interest income, net	-	2	1	6
Other income (expense)	-	(6)	18	(6)
Total other income (expense), net	-	(4)	19	-

Net loss from discontinued operations	$(44)	$(204)	$(468)	$(723)

Cash Flows Information

The following table presents cash flow information for discontinued operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Depreciation and amortization	$1	$8	$19	$20
Amortization of operating lease ROU assets	18	16	52	49
Inventory impairment loss	287	-	287	-
Purchase of property and equipment		(22)	(37)	(58)
Proceeds from sale of property and equipment	-		190	-
	$306	$2	$511	$11

3. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Neonode Inc. and its intercompany subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheets at September 30, 2024 and December 31, 2023 and the condensed consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the three and nine months ended September 30, 2024 and 2023 include our accounts and those of our intercompany subsidiaries.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won and Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the condensed consolidated balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Foreign currency translation losses were $(30,000) and $(96,000) and $(48,000) and $(154,000) during the three and nine months ended September 30, 2024 and 2023, respectively. Gains (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and were $(3,000) and $(1,000) during the three and nine months ended September 30, 2024, respectively, compared to $7,000 and $2,000 during the same periods in 2023, respectively.

Concentration of Credit and Business Risks

Our customers are located in the United States, Europe, Oceania and Asia.

As of September 30, 2024, five of our customers represented approximately 94.8% of our consolidated accounts receivable and unbilled revenues.

As of December 31, 2023, three of our customers represented approximately 77.8% of our consolidated accounts receivable and unbilled revenues.

Customers who accounted for 10.0% or more of our net revenues during the three months ended September 30, 2024 are as follows:

●	Seiko Epson – 30.6%

●	Nexty Electronics – 17.9%

●	Alps Alpine – 15.3%

●	Hewlett-Packard Company – 14.6%

●	Commercial Vehicle OEM – 12.35%

Customers who accounted for 10.0% or more of our net revenues during the nine months ended September 30, 2024 are as follows:

●	Seiko Epson – 25.2%

●	Hewlett-Packard Company – 20.7%

●	Alps Alpine – 20.4%

●	Commercial Vehicle OEM – 13.4%

Customers who accounted for 10.0% or more of our net revenues during the three months ended September 30, 2023 are as follows:

●	Seiko Epson – 25.5%

●	Hewlett-Packard Company – 24.8%

●	Alps Alpine – 19.5%

●	LG – 13.6%

●	Automotive Tier-1 – 11.1%

Customers who accounted for 10.0% or more of our net revenues during the nine months ended September 30, 2023 are as follows:

●	Hewlett-Packard Company – 33.5%

●	Seiko Epson – 20.3%

●	Alps Alpine – 17.1%

●	LG – 14.0%

Revenues

The following tables present the net revenues distribution by geographical area and market for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three months ended September 30, 2024		Three months ended September 30, 2023
	Amount	Percentage	Amount	Percentage
North America
Net revenues from Automotive	$-	-%	$-	-%
Net revenues from IT & Industrial	163	100.0%	247	100.0%
	$163	100.0%	$247	100.0%

Asia Pacific
Net revenues from Automotive	$143	25.9%	$279	55.7%
Net revenues from IT & Industrial	409	74.1%	222	44.3%
	$552	100.0%	$501	100.0%

Europe, Middle East and Africa
Net revenues from Automotive	$123	100.0%	$92	100.0%
Net revenues from IT & Industrial	-	-%	-	-%
	$123	100.0%	$92	100.0%

	Nine months ended September 30, 2024		Nine months ended September 30, 2023
	Amount	Percentage	Amount	Percentage
North America
Net revenues from Automotive	$-	-%	$-	-%
Net revenues from IT & Industrial	589	100.0%	1,202	100.0%
	$589	100.0%	$1,202	100.0%

Asia Pacific
Net revenues from Automotive	$597	43.2%	$968	59.8%
Net revenues from IT & Industrial	834	56.8%	652	40.2%
	$1,431	100.0%	$1,620	100.0%

Europe, Middle East and Africa
Net revenues from Automotive	$433	100.0%	$285	100.0%
Net revenues from IT & Industrial	-	-%	-	-%
	$433	100.0%	$285	100.0%

Contract Liabilities

The following table presents our deferred revenues by source (in thousands):

	September 30, 2024	December 31, 2023
Deferred revenues license fees	$25	$2
Deferred revenues non-recurring engineering	-	-
	$25	$2

During the three and nine months ended September 30, 2024, the Company recognized revenues of approximately $25,000 and $2,000, respectively, related to contract liabilities outstanding at the beginning of the period. During the three and nine months ended September 30, 2023, the Company recognized revenues of approximately $7,000 and 17,000, respectively, related to contract liabilities outstanding at the beginning of the period.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of September 30, 2024 and December 31, 2023. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of September 30, 2024 and December 31, 2023, we had no unrecognized tax benefits.

Net Loss per Share

Net loss per share amounts have been computed based on the weighted average number of shares of common stock outstanding during the three and nine months ended September 30, 2024 and 2023. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for the three and nine months ended September 30, 2024 and 2023 exclude the potential common stock equivalents, as the effect would be anti-dilutive (see Note 6).

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

4. Stockholders’ Equity

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

6. Net Loss per Share

Basic net loss per common share for the three and nine months ended September 30, 2024 and 2023 was computed by dividing the net loss attributable to common shareholders of Neonode Inc. for the relevant period by the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed by dividing net loss attributable to common shareholders of Neonode Inc. for the relevant period by the weighted average number of shares of common stock and common stock equivalents outstanding.

The Company had no potential common stock equivalents for the three and nine months ended September 30, 2024 and 2023, respectively.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
BASIC AND DILUTED
Weighted average number of common shares outstanding	15,980	15,359	15,568	15,310
Net loss from continuing operations	$(1,043)	$(1,062)	$(4,398)	$(3,475)
Net loss from discontinued operations	(44)	(204)	(468)	(723)
Net loss	$(1,087)	$(1,266)	$(4,866)	$(4,198)

Net loss per share from continuing operations - basic and diluted	$(0.07)	$(0.07)	$(0.28)	$(0.22)
Net loss per share from discontinued operations - basic and diluted	-	(0.01)	(0.03)	(0.05)
Net loss per share - basic and diluted	$(0.07)	$(0.08)	$(0.31)	$(0.27)

7. Subsequent Events

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

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and consolidated financial statements for the year ended December 31, 2023 included in our most recent Annual Report on Form 10-K. All information in the following discussion and analysis present the results of continuing operations and exclude amounts related to discontinued operations for all periods presented unless otherwise stated.

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

As of September 30, 2024, we had 37 valid technology license agreements with global OEMs, Original Design Manufacturers (“ODMs”) and automotive Tier 1 suppliers.

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

Results of Operations

A summary of our financial results is as follows (in thousands, except percentages):

	Three months ended September 30,		2024 vs 2023
	2024	2023	Variance in Dollars	Variance in Percent
Revenues:
License fees	$731	$836	$(105)	(12.6)%
Percentage of revenue	87.2%	99.5%
Non-recurring engineering	$107	$4	$103	2,575.0%
Percentage of revenue	12.8%	0.5%
Total Revenue	$838	$840	$(2)	(0.2)%

Cost of revenues:
Non-recurring engineering	$23	$-	$23	-%
Percentage of revenue	2.7%	-%
Total cost of revenues	$23	$-	$23	-%

Total gross margin	$815	$840	$(25)	(3.0)%

Operating expenses:
Research and development	$822	$827	$(5)	(0.6)%
Percentage of revenue	98.1%	98.5%
Sales and marketing	484	516	(32)	(6.2)%
Percentage of revenue	57.8%	61.4%
General and administrative	734	754	(20)	(2.7)%
Percentage of revenue	987.6%	89.8%
Total operating expenses	$2,040	$2,097	$(57)	(2.7)%
Percentage of revenue	243.4%	249.6%

Operating loss	$(1,225)	$(1,257)	$32	(2.5)%
Percentage of revenue	(146.2)%	(149.6)%
Other income (expense)	171	230	(59)	(25.7)%
Percentage of revenue	20.4%	27.4%
Provision for income taxes	(11)	35	(46)	(131.4)%
Percentage of revenue	(1.3)%	4.2%
Net loss from continuing operations	$(1,043)	$(1,062)	$19	(1.8)%
Percentage of revenue	(124.5)%	(126.4)%
Net loss per share from continuing operations	$(0.07)	$(0.07)	$-	-%

	Nine months ended September 30,		2024 vs 2023
	2024	2023	Variance in Dollars	Variance in Percent
Revenues:
License fees	$2,118	$3,078	$(960)	(31.2)%
Percentage of revenue	86.3%	99.1%
Non-recurring engineering	$335	$29	$306	1,055.2%
Percentage of revenue	13.7%	0.9%
Total Revenue	$2,453	$3,107	$(654)	(21.0)%

Cost of revenues:
Non-recurring engineering	$64	$9	$55	611.1%
Percentage of revenue	2.6%	0.3%
Total cost of revenues	$64	$9	$55	611.1%

Total gross margin	$2,389	$3,098	$(709)	(22.9)%

Operating expenses:
Research and development	$2,692	$2,692	$-	-%
Percentage of revenue	109.7%	86.6%
Sales and marketing	1,844	1,797	47	2.6%
Percentage of revenue	75.2%	57.8%
General and administrative	2,696	2,542	154	6.1%
Percentage of revenue	109.9%	81.8%
Total operating expenses	$7,232	$7,031	$201	2.9%
Percentage of revenue	294.8%	226.6%

Operating loss	$(4,843)	$(3,933)	$(910)	23.1%
Percentage of revenue	(197.4)%	(126.6)%
Other income (expense)	455	553	(98)	(17.7)%
Percentage of revenue	18.5%	17.8%
Provision for income taxes	10	95	(85)	(89.5)%
Percentage of revenue	0.4%	3.1%
Net loss from continuing operations	$(4,398)	$(3,475)	$(923)	26.6%
Percentage of revenue	(179.3)%	(111.8)%
Net loss per share from continuing operations	$(0.28)	$(0.22)	$(0.07)	27.3%

Revenues

All of our sales for the three and nine months ended September 30, 2024 and 2023 were to customers located in the United States, Europe and Asia.

Total revenues were $0.8 million and $2.5 million for the three and nine months ended September 30 2024, respectively, compared to $0.8 million and $3.1 million for the same periods in 2023, respectively. The decrease in total revenues of 0.2% and 21.0% for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023, are explained by lower license fees offset by higher non-recurring revenues.

License Fees

Revenues from license fees were $0.7 million and $2.1 million for the three and nine months ended September 30, 2024, respectively, compared to $0.8 million and $3.1 million for the three and nine months ended September 30, 2023, respectively. The decrease of 12.6% and 31.2% for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023, were mainly due to lower demand for our legacy customers products within printer and passenger car touch applications offset by revenues from new licensing customers.

Non-recurring Engineering

Revenues from non-recurring engineering were $107,000 and $335,000 for the three and nine months ended September 30, 2024, respectively, compared to $4,000 and $29,000 for the three and nine months ended September 30, 2023, respectively. Most of our non-recurring engineering revenues are related to application development and proof-of-concept projects related to our TSMs or to our zForce and MultiSensing technology platforms. The increase of 2,575.0% and 1,055.2% for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023 was the result of TSM licensing projects and the new MultiSensing project with a commercial vehicle OEM.

The following tables presents the net revenues by market and revenue stream for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three months ended September 30, 2024		Three months ended September 30, 2023
	Amount	Percentage	Amount	Percentage
Automotive
License fees	$185	69.8%	$371	100.0%
Non-recurring engineering	80	30.2%	-	-%
	$265	100.0%	$371	100.0%

IT & Industrial
License fees	$546	95.3%	$465	99.1%
Non-recurring engineering	27	4.7%	4	0.9%
	$573	100.0%	$469	100.0%

	Nine months ended September 30, 2024		Nine months ended September 30, 2023
	Amount	Percentage	Amount	Percentage
Automotive
License fees	$777	75.4%	$1,235	98.6%
Non-recurring engineering	253	24.6%	18	1.4%
	$1,030	100.0%	$1,253	100.0%

IT & Industrial
License fees	$1,341	94.2%	$1,843	99.4%
Non-recurring engineering	82	5.8%	11	0.6%
	$1,373	100.0%	$1,854	100.0%

Gross Margin

Our total gross margin was 97.1% and 97.3% for the three and nine months ended September 30, 2024, respectively, compared to 100.0% and 99.7% for the three and nine months ended September 30, 2023, respectively.

Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contracts.

Research and Development

Research and development (“R&D”) expenses were $0.8 million and $2.7 million for the three and nine months ended September 30, 2024, respectively, compared to $0.8 million and $2.7 million for the three and nine months ended September 30, 2023, respectively. R&D expenses primarily consist of personnel-related costs in addition to external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes. The R&D expenses for the three and nine months ended September 30, 2024 were in line with the same periods in 2023.

Sales and Marketing

Sales and marketing expenses were $0.5 million and $1.8 million for the three and nine months ended September 30, 2024, respectively, compared to $0.5 million and $1.8 million for the three and nine months ended September 30, 2023, respectively. The decrease of 6.2% for the three months ended September 30, 2024 compared to the same period in 2023 was primarily related to lower payroll and related costs offset by higher professional fees. The decrease of 2.6% for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily related to lower payroll and related costs offset by higher professional fees and advertising costs.

Our sales and marketing activities focus on OEM, ODM and Tier 1 customers who will license our technology.

General and Administrative

General and administrative expenses were $0.7 million and $2.7 million for the three and nine months ended September 30, 2024, respectively, compared to $0.8 million and $2.5 million for the three and nine months ended September 30, 2023, respectively. The decrease of 2.7% for the three months ended September 30, 2024 compared to the same period in 2023 was primarily related to lower professional fees. The increase of 6.1% for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily related to payroll and related expense.

Other Income

Other income was $0.2 million and $0.5 million for the three and nine months ended September 30, 2024, respectively compared to $0.2 million and $0.6 million for the three and nine months ended September 30, 2023, respectively. The other income for the periods was mainly related to interest income earned.

Income Taxes

Our effective tax rate was 1.0% and (0.2)% for the three and nine months ended September 30, 2024, respectively, compared to (3.4)% and (2.8)% and for the three and nine months ended September 30, 2023, respectively. The negative tax rate is due to withholding taxes from sales and the decrease is due to lower license revenue during 2024.

Net Loss

As a result of the factors discussed above, we recorded a net loss from continuing operations of $1.1 million and $4.4 million for the three and nine months ended September 30, 2024, respectively, and $1.1 million and $3.5 million for the same periods in 2023.

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

As of September 30, 2024, we had cash and cash equivalents of $17.6 million, as compared to $16.2 million as of December 31, 2023. Based on our current cash position, and assuming currently planned expenditures and level of operations, we believe we have sufficient capital to fund operations for the twelve-month period subsequent to the date of this Report.

Working capital (current assets less current liabilities) was $17.7 million as of September 30, 2024, compared to $16.1 million as of December 31, 2023.

Net cash used in operating activities for combined continuing and discontinued operations for the nine months ended September 30, 2024, was $4.4 million and was primarily the result of a net loss of $4.9 million and approximately $0.4 million in non-cash operating expenses, comprised of stock-based compensation expense, depreciation and amortization, amortization of operating lease right-of-use assets and inventory impairment loss and changes in operating assets and liabilities of $28,000. Net cash provided by financing activities for the nine months ended September 30, 2024, was approximately 5.8 million and was primarily the result of proceeds from issuance of common stock, net of offering costs.

Accounts receivable and unbilled revenues for combined continuing and discontinued operations decreased by approximately $105,000 as of September 30, 2024, compared to December 31, 2023. This was mainly due to the timing of receipts of customer payments.

Inventory for discontinued operations decreased by approximately $132,000 during the nine months ended September 30, 2024, compared to December 31, 2023, mainly as a result of increased sales of TSMs to customers and decreased purchases after the factory closure.

Accounts payable, accrued payroll and employee benefits, and accrued expenses for combined continuing and discontinued operations decreased approximately $115,000 during the nine months ended September 30, 2024 compared to December 31, 2023, due to various payroll related expenses.

Net cash provided by financing activities of $7.8 million during the nine months ended September 30, 2023 was the result of issuance of common stock under the B. Riley ATM Facility (as defined below).

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses for combined continuing and discontinued operations of approximately $1.1 million and $4.9 million for the three and nine months ended September 30, 2024, respectively, compared to $1.3 million and $4.2 million for the three and nine months ended September 30, 2023, respectively, and had an accumulated deficit of approximately $222.5 million and $217.6 million as of September 30, 2024 and December 31, 2023, respectively. In addition, operating activities used cash of approximately $4.4 million and $4.1 million for the nine months ended September 30, 2024 and 2023, respectively.

The condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and the repayment of liabilities in the ordinary course of business. Management evaluated the significance of the Company’s operating loss and negative cash flows from operations and determined that the Company’s current operating plan and sources of liquidity would be sufficient to alleviate concerns about the Company’s ability to continue as a going concern. Management has prepared an operating plan and believes that the Company has sufficient cash to meet its obligations as they come due for a year from the date the financial statements were issued. During the three months ended September 30, 2024, we sold an aggregate of 1,423,441 of our common stock under the ATM Facility with aggregate net proceeds to us of $5.8 million, after payment of commissions to Ladenburg and other expenses of $0.2 million.

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

On December 1, 2015, Pronode Technologies AB entered into a lease agreement for 9,040 square feet of workshop located at Faktorvägen 17, Kungsbacka, Sweden. The facility lease terminated on September 30, 2024 and was not renewed.

For total rent expense for combined continuing and discontinued operations, we recorded $127,000 and $376,000 for the three and nine months ended September 30, 2024, respectively, compared to $120,000 and $365,000, respectively, for the three and nine months ended September 30, 2023.

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC, which is used in our licensed technology. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2 million ASICs sold. As of September 30, 2024, we had made no payments to TI under the NN1002 Agreement.

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

During the three and nine months ended September 30, 2024, we sold an aggregate of 1,423,441 shares of our common stock, respectively, under the Ladenburg ATM Facility with aggregate net proceeds to us of $5.8 million, after payment of commissions to Ladenburg and other expenses of $0.2 million. During the three and nine months ended September 30, 2023, we sold an aggregate of zero and 903,716 shares of our common stock, respectively, under the B. Riley ATM Facility with aggregate net proceeds to us of $7,9 million, after payment of commissions to B. Riley Securities and other expenses of $0.2 million.

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

See Note 3 – Summary of Significant Accounting Policies in the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1) for further discussion of critical accounting policies and discussion of estimates.

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

As reflected in publicly available court filings, on June 8, 2020, Neonode Smartphone LLC, an unrelated third party that is a subsidiary of Aequitas (“Aequitas Sub”), filed complaints against Apple Inc. (“Apple”) (assigned docket number 6:20-cv-00505-ADA), and Samsung Electronics Co., Ltd., and Samsung Electronics America, Inc. (collectively, “Samsung”) (assigned docket number 6:20-cv -00507-ADA; see also 6:23-cv-00204-ADA), in the Western District of Texas alleging infringement of two patents, U.S. Patent Nos. 8,095,879 and 8,812,993.

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

As reflected in publicly available court records, on July 14, 2023, the United States District Court for the Western District of Texas entered its final claim constructions in the Samsung case, and based on those claim constructions, entered judgment in favor of Samsung and against Aequitas Sub. Aequitas Sub filed an appeal with the Federal Circuit in August 2023 (assigned docket number 23-2304), and oral argument was held on June 6, 2024 As reflected on the public court docket, on August 20, 2024, the Federal Circuit issued its written opinion, reversing and remanding the case to the Western District of Texas for further proceedings. Specifically, the Federal Circuit held that claim 1 of the ‘879 patent was not indefinite. Mandate issued returning the case to the Western District of Texas on September 26, 2024.

The case against Apple remains pending in the United States District Court for the Northern District of California. The stay has not yet been lifted, and on October 17, 2024, the parties indicated that they will soon jointly request that the California case continue to be stayed until resolution of the Samsung case pending in the Western District of Texas (case number 20-cv-00507-ADA).

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2024 due to a material weakness in our internal control over financing reporting described below.

Material Weakness

We identified a material weakness in the design and operation of our internal controls over financial reporting in the “Control Activities” component of the Committee of Sponsoring Organizations (COSO) framework related to a lack of information technology general controls to prevent the risk of management override. Specifically, we identified system limitations that do not facilitate proper segregation of duties within multiple systems and a lack of mitigating business process level controls to address the risk of management override of controls over the preparation and review of manual journal entries and in key accounting processes.

While this deficiency did not result in any material misstatements of our consolidated interim or annual financial statements, it does represent a material weakness in our internal control over financial reporting.

Remediation Efforts to Address the Material Weakness

We are committed to maintaining a strong internal control environment and will implement corrective actions to support the remediation of the material weakness noted above. This includes, but is not limited to, providing training to process and control owners, enhancing relevant policies, procedures, guidelines and documentation templates, implementing new controls and improving documentation supporting existing controls, and enhancing segregation of duties.

We will not be able to fully remediate this material weakness until the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. Our management will continue to monitor the effectiveness of our remediation plans in future periods and will make changes we determine to be appropriate.

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

Changes in Internal Control over Financial Reporting

Except for the identification of the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to September 30, 2024 and in connection with the identification of the material weakness discussed above, we are taking the remediation steps outlined herein to improve our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceedings. From time to time, we may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including, but not limited to, employee, customer and vendor disputes.

Item 1A. Risk Factors

Except as described herein, there have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

We have identified a material weakness in our internal control over financial reporting which may, if not effectively remediated, result in additional material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. As disclosed in “Controls and Procedures” in Part I, Item 4 of this Report, management identified a material weakness in our internal control over financial reporting due to insufficient segregation of duties and the lack of information technology general controls to prevent the risk of management override, which we are currently working to remediate.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness, our management concluded that its internal control over financial reporting and related disclosure controls and procedures were not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is actively engaged in developing a remediation plan designed to address this material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in the Company’s internal control are discovered or occur in the future, the Company’s financial statements may contain material misstatements and we could be required to restate its financial results.

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

NEONODE INC.

Date: November 6, 2024	By:	/s/ Fredrik Nihlén
Fredrik Nihlén
Interim President and Chief Executive Officer and Chief Financial Officer,
(Principal Financial and Accounting Officer)