Form 10-K
period 2024-12-31
Neonode Inc.
filed 2025-03-21
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported on the Nasdaq Stock Market, was $24,187,310.

The number of shares of the registrant’s common stock outstanding as of March 17, 2025 was 16,782,922.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference as set forth in Part III of this Annual Report. The registrant intends to file such definitive proxy statement with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

NEONODE INC.

2024 ANNUAL REPORT ON FORM 10-K

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

ITEM 1. BUSINESS

About Us

Neonode provides advanced optical sensing solutions for touch, contactless touch, and gesture sensing. We also provide software solutions for machine perception that feature advanced machine learning algorithms to detect and track persons and objects in video streams from cameras and other types of imagers. We base our contactless touch, touch, and gesture sensing products and solutions using our zForce technology platform and our machine perception solutions on our MultiSensing technology platform. We market and sell our solutions to customers in many different markets and segments including, but not limited to, office equipment, automotive, industrial automation, medical, military and avionics.

In 2010, we began licensing to Original Equipment Manufacturers (“OEMs”) and automotive Tier 1 suppliers who embed our technology into products they develop, manufacture, and sell. Since 2010, our licensing customers have sold over 95 million products that feature our technology.

In October 2017, we augmented our licensing business and began manufacturing and shipping touch sensor modules (“TSMs”) that incorporate our patented technology. On December 12, 2023, we announced a new, sharpened strategy with full focus on the licensing business. Consequently, we phased out the TSM product business during 2024 through licensing of the TSM technology to strategic partners and in parallel we sold parts of the remaining TSMs. The phase out of our TSM product business meets the criteria to be reported as discontinued operations. Refer to Note 2 of Notes to the Consolidated Financial Statements for additional discussion of discontinued operations. All following information present continuing operations.

During 2024, we also continued to focus our efforts on maintaining our current licensing customers and achieving design wins for new programs both with current and future customers.

Licensing

We license our zForce and MultiSensing technology to OEMs and automotive Tier 1 suppliers who embed our technology into products that they develop, manufacture and sell. Since 2010, our licensing customers have sold over 95 million devices that use our patented technology.

As of December 31, 2024, we had 37 valid technology license agreements with global OEMs, ODMs and automotive Tier 1 suppliers.

Our licensing customer base is primarily in the automotive and printer segments. Nine of our licensing customers are currently shipping products that embed our technology. We anticipate current customers, except of one, will continue to ship products with our technology in 2025 and in future years. We also expect to expand our customer base with a number of new customers who will be looking to ship new products incorporating our zForce and MultiSensing technologies as they complete final product development and release cycles. Typically, our licensing customers require engineering support during the development and initial manufacturing phase for their products using our technology. For more details on non-recurring engineering (“NRE”) services please refer to the section below. We typically earn our license fees on a per unit basis when our customers ship products using our technology, but in the future we may use other business models as well.

Non-recurring Engineering Services

We also offer NRE services related to application development linked to our zForce and MultiSensing technology platforms on a flat rate or hourly rate basis.

Typically, our licensing customers require engineering support during the development and initial manufacturing phase for their products using our technology. In this case we can offer NRE services and earn NRE revenues.

Strategy and Focus Areas

Our customers use touch, contactless touch, gesture sensing, and machine perception technologies to grow their businesses, drive efficiencies, and seek competitive advantages. Our strategy is to deliver value-adding human-machine interaction (“HMI”) and machine perception solutions that enable our customers to achieve these targets. We offer specialized NRE services related to the integration of our solutions into customer systems and products to ensure that optimal functionality and performance is achieved.

With the sharpened strategy, announced in December 2023, we focus solely on the licensing business. This allows customers to license our unique and advanced TSM technology to create bespoke products and solutions that bring value to end customers. We continue to be a leader in optical touch and gesture sensing by licensing our zForce technology to customers in the printer, automotive, and other sectors. We also aim to capture a significant share of the growing automotive driver and in-cabin monitoring market by developing our machine perception business. We are innovators in the HMI and machine perception areas and our goal is to introduce next-generation products in these areas that offer better price, performance, and architectural advantages compared to our current offers and those of our competitors. We intend to execute on this strategy through portfolio transformation, internal innovation, and co-development of products with our customers and the building of strategic partnerships with other technology companies.

Markets

Automotive

The automotive value chain consists of OEMs (vehicle manufacturers) and tiered suppliers (Tier 1 system suppliers, Tier 2 component suppliers etc.). In this market, we mainly act as a Tier 2 technology provider to Tier 1 suppliers who license our technology and deliver different types of systems to OEMs (e.g. our driver and in-cabin monitoring solution or our touch technology). In some cases, we are also engaged directly by OEMs, following the trend that OEMs are insourcing more and more of their systems and software development.

During 2024 and 2023, our automotive customers shipped approximately 0.5 million and 0.9 million products with our technology, respectively. Accumulated, since 2014, our automotive customers have shipped approximately 8.5 million products featuring our technology.

Printers and Office Equipment

Multi-function printers typically feature touch displays for user interaction with feature-rich menus and settings. We have operational license agreements with three of the leading global printers and office equipment OEMs. During 2024 our customers shipped approximately 2.4 million printers using our touch technology and since mid-2014 they have shipped approximately 57.3 million printers using our touch technology.

Rugged and Larger Touch Displays

Following the decision in December 2023 to transform our zForce business to a licensing only business model, we see an increasing number of opportunities for our optical touch and gesture control solutions in the rugged industrial touchscreen market as well as for cost efficient touch solutions for larger touch displays i.e. 21 inch and above where we offer lower cost per inch on larger displays compared to PCAP. Easily integrated using a single-sided TSM sensor or a full-frame zForce implementation, Neonode’s licensable touch interaction technology platforms deliver exceptional performance and value to any touch-operated application. We also see potential demand for our machine perception solutions in industrial settings.

Amusement

Following the announcement that Nexty Electronics has selected Neonode’s TSM technology for sensor development and manufacturing of the next-generation slot machines for a leading manufacturer in Japan’s amusement market, we see further potential to deliver our technology to companies in the Japanese amusement market as well as in other markets that desire high quality, cost-effective touch functionality on large displays and surfaces.

Holographic Interaction

Using our TSM technology to facilitate interaction with a hologram, allows us to create immersive experiences with a “wow factor” in the infotainment sector e.g. museums, receptions, AI avatars etc. We also see an increasing potential for surgical planning and education, enabling virtual explorations and interactive learning.

Customers

Our customers are primarily located in North America, Europe and Asia.

As of December 31, 2024, four of our customers represented approximately 80.9% of our consolidated accounts receivable and unbilled revenues.

As of December 31, 2023, three of our customers represented approximately 77.8% of our consolidated accounts receivable and unbilled revenues.

Customers who accounted for 10% or more of our revenues during the year ended December 31, 2024 are as follows.

●	Seiko Epson – 27.3%

●	Alpine Electronics – 20.7%

●	Hewlett-Packard Company – 20.4%

●	Commercial Vehicle OEM – 11.8%

Customers who accounted for 10% or more of our revenues during the year ended December 31, 2023 are as follows.

●	Hewlett-Packard Company – 33.3%

●	Seiko Epson – 20.2%

●	Alpine Electronics – 18.2%

●	LG Electronics – 13.1%

Customers by Market

The following table presents our revenues by market as a percentage of total revenues:

	Years ended December 31,
	2024	2023
Net license revenues from amusement	4.8%	-%
Net license revenues from automotive	30.5%	40.7%
Net license revenues from consumer electronics	51.2%	58.6%
Net non-recurring engineering services revenues	13.5%	0.7%
Total	100.0%	100.0%

Geographical Data

The following table presents our revenues by geographic region as a percentage of total revenues:

	Years ended December 31,
	2024	2023
Japan	55.8%	38.5%
United States	24.5%	38.0%
Sweden	11.7%	-%
Germany	3.7%	9.9%
South Korea	3.1%	13.1%
China	1.0%	0.5%
Other	0.2%	-%
Total	100.0%	100.0%

The following table presents our total assets by geographic region:

	December 31,
(in thousands)	2024	2023
United States	$16,951	$16,084
Sweden	1,406	1,682
Asia	24	42
Total	$18,381	$17,808

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

Intellectual Property

We rely on a combination of intellectual property laws and contractual provisions to establish and protect the proprietary rights in our technology. The number of our issued and pending patents and patents filed in each jurisdiction as of December 31, 2024 is set forth in the following table:

Jurisdiction	No. of Reg. Designs	No. of Issued Patents	No. of Patents Pending
United States	5	46	6
Europe	-	13	4
Japan	-	8	1
China	-	6	2
South Korea	-	6	2
Patent Convention Treaty	Not Applicable	Not Applicable	1
Total:	5	79	16

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

In 2024 we filed four new patent applications and had seven new patent grants issued; eleven patents lapsed, and one patent application was abandoned.

The duration of our patent protection for utility patents is generally 20 years. The duration of our patent protection for design patents varies throughout the world between 10 and 25 years, depending on the jurisdiction. We believe the duration of our intellectual property rights is adequate relative to the expected lives of our products.

We also protect and promote our brand by registering trademarks in key markets around the world. Our trademarks include: Neonode (26 registrations, 1 pending applications), the Neonode logo (8 registrations), zForce (10 registrations), and MultiSensing (3 registrations).

Research and Development

In fiscal years 2024 and 2023, we incurred $3.4 million and $3.8 million, respectively, on research and development activities. Our research and development is performed predominantly in-house, but may also be performed in collaboration with external partners and specialists.

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

Since the COVID-19 pandemic has subsided we have adopted a hybrid workplace. While we encourage employees to work from the office as much as possible, employees are permitted to work part time from home.

As of December 31, 2024, we had 43 employees (including 40 full-time employees) and 7 consultants. We have employees and/or consultants located in the United States, Sweden, United Kingdom, Japan and Taiwan. None of our employees are represented by a labor union. We have experienced no work stoppages. We believe our employee relations are positive.

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

Our license revenues for the year ended December 31, 2024 were earned from eight OEM, ODM and Tier 1 customers. We generated NRE revenues from four customers for the year ended December 31, 2024. During the year ended December 31, 2024, four customers represented approximately 80.2% of our consolidated net revenues. Our customer concentration may change significantly from period-to-period depending on a customer’s product cycle and changes in our industry. The loss of a major customer, a reduction in net revenues of a major customer for any reason, or a failure of a major customer to fulfill its financial or other obligations due to us could have a material adverse effect on our business, financial condition, and future revenue stream. The new business strategy with 100% focus on technology and software licensing, that we launched in December 2023, is likely to trigger changes in our customer composition and an overall reduction of the number of customers we have active engagements with.

We rely on the ability of our customers to design, manufacture and sell their products that incorporate our touch technology.

We have historically generated revenue through technology licensing agreements with companies that design, manufacture, and sell their own products incorporating our touch technology. The majority of our license fees earned in 2024 and 2023 were from customer shipments of printer products and automotive infotainment systems. We continue to rely on licensing revenue from current and new customers whose products are still in the development cycle. If our customers are not able to design, manufacture and sell their products, or are delayed in producing and selling their products, our revenues, profitability, and liquidity, as well as our brand image, may be adversely affected.

The length of a customer’s product development and release cycle depends on many factors outside of our control and any delays could cause us to incur significant expenses without offsetting revenues, or revenues that vary significantly from quarter to quarter.

The development and release cycle for customer products is lengthy and unpredictable. Our customers often undertake significant evaluation and design in the qualification of our solutions, which contributes to a lengthy product release cycle. The typical product development and release cycle is 18 to 36 months. The development and release cycle may be longer in some cases, particularly for automotive vehicle products. There is no assurance that a customer will adopt our technology after the evaluation or design phase, in which case we would not be entitled to any revenues from the customer moving forward. The lengthy and variable development and release cycle for products may also have a negative impact on the timing of our revenues, causing our revenues and results of operations to vary significantly from quarter to quarter.

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

We are highly dependent on our senior management team, including Fredrik Nihlén, our interim Chief Executive Officer and Chief Financial Officer. Changes in our senior management team or the unplanned loss of the services of either member of our senior management team could have a material adverse effect on our operations and future prospects.

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

A significant portion of our business is conducted in currencies other than the U.S. dollar (the currency in which our consolidated financial statements are reported), primarily the Swedish Krona and, to a lesser extent, the Euro, Japanese Yen and Korean Won. For the year ended December 31, 2024, our revenues from Asia, North America and Europe were 59.8%, 24.5%, and 15.7%, respectively. We incur a significant portion of our expenses in Swedish Krona, including a significant portion of our research and development expenses and a substantial portion of our general and administrative expenses. As a result, appreciation of the value of the Swedish Krona relative to the other currencies, particularly the U.S. dollar, could adversely affect operating results. We do not currently undertake hedging transactions to cover our currency exposure, but we may choose to hedge a portion of our currency exposure in the future as we deem appropriate.

We have concentration of cash balance at various banks in the United States, Japan and Sweden.

Cash and cash equivalents balances are maintained at various banks in the United States, Japan and Sweden. For deposits held with financial institutions in the United States, the U.S. Federal Deposit Insurance Corporation provides basic deposit coverage with limits up to $250,000 per owner. The Swedish government provides insurance coverage up to 1,050,000 Krona per customer and covers deposits in all types of accounts. For bank accounts of the category held by Neonode, the Japanese government provides full insurance coverage. At times, deposits held with financial institutions may exceed the amount of insurance provided.

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

While we have identified material weaknesses in our internal control, if we are unable to detect additional material weaknesses in our internal control, our financial reporting and our business may be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report on Form 10-K for that fiscal year. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become ineffective because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. As described below, we have identified material weaknesses in our internal control over financial reporting. As a result of the material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Consequently, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock. We cannot assure you that we or our independent registered public accounting firm will not identify an additional material weakness in our internal controls in the future.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

In the course of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, our management identified material weaknesses in our internal control over financial reporting. The material weaknesses are discussed in more detail in this Annual Report under “Item 9A. Controls and Procedures.”

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management is actively engaged in developing a remediation plan designed to address these material weaknesses. We cannot assure you that any measures we may take in the near future will be sufficient to remediate these material weaknesses or avoid potential future material weaknesses. In addition, we may suffer adverse regulatory or other consequences, as well as negative market reaction, as a result of any material weaknesses, and we will incur additional costs as we seek to remediate these material weaknesses.

If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, the accuracy and timing of our financial reporting may be negatively impacted, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result.

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

Section 12(g)(4) of the Exchange Act allows for the registration of any class of securities to be terminated after a company files a certification with the SEC that the number of holders of record of such class of security is fewer than 300 persons. As of January 28, 2025, there were 53 stockholders of record of our common stock. This does not include the number of shareholders that hold shares in “street name” through banks, brokers and other financial institutions. Accordingly, we are eligible to deregister our common stock and suspend our reporting obligations under the Exchange Act. If we were to terminate our registration and suspend our reporting obligations under the Exchange Act, we would no longer be required to comply with U.S. public company disclosure requirements under the Exchange Act, including, but not limited to, annual and quarterly report filings, proxy statement filings and filings by insiders to disclose the acquisition and disposition of our securities.

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

Our two largest stockholders, who both are members of our Board of Directors, hold approximately one-fifth of the shares of our outstanding voting stock. This concentration of ownership could impact the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our certificate of incorporation and our bylaws, and the approval of mergers and other significant corporate transactions. These factors may also have the effect of delaying or preventing a change in our management or our voting control.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We maintain a comprehensive process for identifying, assessing, and managing material risks from cybersecurity threats as part of our broader risk management system and processes. We closely follow the security industry and global threat trends, and our dedicated privacy, safety, and security professionals oversee cybersecurity risk management and mitigation, incident prevention, detection, and remediation. Our team and external partners include professionals with deep cybersecurity expertise across multiple industries, including our IT, Information security & Quality Manager who oversees our cybersecurity operations. Our executive leadership team, along with input from the above professionals, are responsible for our overall enterprise risk management process and regularly consider cybersecurity risks in the context of other material risks to the Company.

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

ITEM 2. PROPERTIES

As of December 31, 2024, we leased office facilities of approximately 6,700 square feet for our corporate headquarter in Stockholm.

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

Holders

As of January 28, 2025, there were 53 stockholders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks, brokers, and other financial institutions.

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

Overview

Neonode provides advanced optical sensing solutions for touch, contactless touch, and gesture sensing. We also provide software solutions for machine perception that feature advanced machine learning algorithms to detect and track persons and objects in video streams from cameras and other types of imagers. We base our contactless touch, touch, and gesture sensing products and solutions using our zForce technology platform and our machine perception solutions on our MultiSensing technology platform. We market and sell our solutions to customers in many different markets and segments including, but not limited to, office equipment, automotive, industrial automation, medical, military and avionics.

Recent Accounting Pronouncements

The information set forth under Note 1 to the consolidated financial statements is incorporated herein by reference.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which requires us to make certain estimates, judgments and assumptions that can affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure. Critical accounting estimates are those estimates that involve a significant level of estimation uncertainty and have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent that there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. We have not identified any critical accounting estimate. Refer to Note 1 of our consolidated financial statements for more discussion of our significant accounting policies.

Results of Operations

The following table provides our consolidated results for the continuing operations:

	Years ended December 31,		Variance in	Variance in
(in thousands)	2024	2023	Dollars	Percent
Revenues:
License fees	$2,687	$3,803	$(1,116)	(29.3)%
Percentage of revenue	86.5%	99.3%
Non-recurring engineering	421	26	395	1,519.2%
Percentage of revenue	13.5%	0.7%
Total revenues	$3,108	$3,829	$(721)	(18.8)%

Cost of revenues:
Non-recurring engineering	116	12	104	866.7%
Percentage of revenue	3.7%	0.3%
Total cost of revenues	$116	$12	$104	866.7%
Gross margin	$2,992	$3,817	$(825)	(21.6)%

Operating expenses:
Research and development	$3,444	$3,833	$(389)	(10.1)%
Percentage of revenue	110.8%	100.1%
Sales and marketing	2,328	2,455	(127)	(5.2)%
Percentage of revenue	74.9%	64.1%
General and administrative	3,767	3,266	501	15.3%
Percentage of revenue	121.2%	85.3%
Total operating expenses	$9,539	$9,554	$(15)	(0.2)%
Percentage of revenue	306.9%	249.5%

Operating loss	$(6,547)	$(5,737)	$(810)	14.1%
Percentage of revenue	(210.6)%	(149.8)%
Other income, net	687	736	(49)	(6.7)%
Percentage of revenue	22.1%	19.2%
Provision for income taxes	15	115	(100)	(87.0)%
Percentage of revenue	0.5%	3.0%
Loss from continuing operations	$(5,875)	$(5,116)	$(759)	14.8%
Percentage of revenue	(189.0)%	(133.6)%
Loss per share from continuing operations	$(0.37)	$(0.33)	$(0.04)	12.1%

Revenues

All of our sales for the years ended December 31, 2024 and 2023 were to customers located in the United States, Europe and Asia.

Total net revenues were $3.1 million and $3.8 million for the years ended December 31, 2024 and 2023, respectively. The decrease in total net revenues by 18.8% for the year ended December 31, 2024 as compared to 2023 was caused by lower revenues from license revenues offset by higher revenues from non-recurring engineering.

The following table present the net revenues distribution by business area and revenue stream:

	Years ended December 31,
	2024		2023
(in thousands)	Amount	Percentage	Amount	Percentage
Automotive
License fees	$949	77.9%	$1,560	98.8%
Non-recurring engineering	270	22.1%	19	1.2%
	$1,219	100.0%	$1,579	100.0%

IT & Industrial
License fees	$1,738	92.0%	$2,243	99.7%
Non-recurring engineering	151	8.0%	7	0.3%
	$1,889	100.0%	$2,250	100.0%

The following table presents disaggregated revenues by revenue stream:

	Years ended December 31,
	2024		2023
(in thousands)	Amount	Percentage	Amount	Percentage
Net license revenues from amusement	$150	4.8%	$-	-%
Net license revenues from automotive	948	30.5%	1,559	40.7%
Net license revenues from consumer electronics	1,589	51.2%	2,244	58.6%
Net non-recurring engineering services revenues	421	13.5%	26	0.7%
	$3,108	100.0%	$3,829	100.0%

Revenues from license fees were $2.7 million and $3.8 million for the years ended December 31, 2024 and 2023, respectively. The decreased of 29.3% in 2024 as compared to 2023 were mainly due to lower demand for our legacy customers products within printer and passenger car touch applications offset by revenues from new licensing customers.

Revenues from non-recurring engineering revenues were $0.4 million and $26,000 for the years ended December 31, 2024 and 2023. Our non-recurring engineering revenues are related to application development and proof-of-concept projects related to our zForce and MultiSensing technology platforms. The increase of 1,519.2% in 2024 compared to 2023 was mainly attributable to the DMS project with the commercial vehicle OEM customer that was announced at the end of 2023 and the new agreement with NEXTY Electronics for an evolution of our licensable Touch Sensor Module (“TSM”) technology.

Gross Margin

Our gross margin was 96.3% in 2024 compared to 99.7% in 2023. The decrease in 2024 compared to 2023 were due to more NRE projects.

Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contracts.

Research and Development

R&D expenses for 2024 and 2023 were $3.4 million and $3.8 million, respectively. R&D expenses primarily consist of personnel-related costs in addition to external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes. The decrease of 10.1% in 2024 compared to 2023 was primarily related to lower payroll and related costs.

Sales and Marketing

Sales and marketing expenses for were $2.3 million and $2.5 million, respectively. Sales and marketing expenses in 2024 decreased 5.2% compared to 2023 primarily due to lower cost for personnel and related costs offset by higher cost for marketing. There is no non-cash stock-based compensation included in sales and marketing expenses for the year ended December 31, 2024 compared to $8,000 for the year ended December 31, 2023.

Our sales and marketing activities focus on OEM, ODM and Tier 1 customers who will license our technology.

General and Administrative

General and administrative (“G&A”) expenses for 2024 and 2023 were $3.8 million and $3.3 million, respectively. The increase of 15.3% from 2023 was primarily due to higher for cost payroll and related costs and professional fees. There is approximately $3,000 of non-cash stock-based compensation included in G&A expenses for the year ended December 31, 2024 compared to $50,000 for the year ended December 31, 2023.

Other Income

Other income for the year ended December 31, 2024 was $0.7 compared to $0.7 million for the year ended December 31, 2023. The other income for 2024 and 2023 was mainly related to interest income earned.

Income Taxes

Our effective tax rate was (0.3)% for the year ended December 31, 2024 and (2.3)% for the year ended December 31, 2023. We recorded valuation allowances in 2024 and 2023 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $5.9 million for the year ended December 31, 2024, compared to a net loss of $5.1 million for the year ended December 31, 2023.

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

As of December 31, 2024, we had cash and cash equivalents of $16.4 million, as compared to $16.2 million as of December 31, 2023. Based on our current cash position, and assuming currently planned expenditures and level of operations, we believe we have sufficient capital to fund operations for the twelve-month period subsequent to the date of this Annual Report.

Working capital (current assets less current liabilities) was $16.1 million as of December 31, 2024, compared to working capital of $16.1 million as of December 31, 2023.

Net cash used in operating activities for combined continuing and discontinued operations for the year ended December 31, 2024 was $5.6 million and was primarily the result of a net loss of $6.4 million and approximately $0.5 million in non-cash operating expenses, comprised of stock-based compensation expense, inventory impairment loss, depreciation and amortization and amortization of operating lease right-of-use assets, and changes in operating assets and liabilities of $0.3 million. Net cash used in operating activities for the year ended December 31, 2023 was $6.3 million and was primarily the result of a net loss of $10.1 million and approximately $3.8 million in non-cash operating expenses, comprised of stock-based compensation expense, inventory impairment loss, depreciation and amortization and amortization of operating lease right-of-use assets, and changes in operating assets and liabilities of $25,000.

Accounts receivable and unbilled revenues for combined continuing and discontinued operations decreased by approximately $134,000 as of December 31, 2024 compared to December 31, 2023, due to lower revenues.

Inventory for discontinued operations increased by approximately $223,000 as of December 31, 2024, not considering the $357,000 non-cash impairment charge recorded during 2024, compared to December 31, 2023.

Accounts payable and accrued expenses for combined continuing and discontinued operations decreased approximately $342,000 as of December 31, 2024 compared to December 31, 2023.

For the year ended December 31, 2024, we purchased $37,000 of fixed assets, consisting primarily of ERP software. For the year ended December 31, 2023, we purchased $123,000 of fixed assets, consisting primarily of manufacturing equipment.

Net cash provided by financing activities for the year ended December 31, 2024 was $5.8 million and was primarily the result of issuance of common stock under the ATM Facility (as defined and described below). Net cash provided by financing activities for the year ended December 31, 2023 was $7.8 million and was primarily the result of issuance of common stock under the ATM Facility (as defined and described below).

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses for combined continuing and discontinued operations of approximately $6.5 million and $10.1 million for the years ended December 31, 2024 and 2023, respectively, and had an accumulated deficit of approximately $224.1 million and $217.6 million as of December 31, 2024 and 2023, respectively. In addition, operating activities used cash of approximately $5.6 million and $6.3 million for the years ended December 31, 2024 and 2023, respectively.

The consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and the repayment of liabilities in the ordinary course of business. Management evaluated the significance of the Company’s operating loss and negative cash flows from operations and determined that the Company’s current operating plan and sources of liquidity would be sufficient to alleviate concerns about the Company’s ability to continue as a going concern. Management has prepared an operating plan and believes that the Company has sufficient cash to meet its obligations as they come due for a year from the date the financial statements were issued. During the year ended December 31, 2024, we sold an aggregate of 1,423,441 of our common stock under the ATM Facility with aggregate net proceeds to us of $5.8 million, after payment of commissions to Ladenburg and other expenses of $0.2 million.

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

On December 1, 2020, Neonode Technologies AB entered into a lease for 6,684 square feet of office space located at Karlavägen 100, Stockholm, Sweden. The lease agreement has been extended and is valid through November 2026. It is extended on a yearly basis unless written notice is provided nine months prior to the expiration date.

For the years ended December 31, 2024 and 2023, we recorded approximately $449,000 and $428,000, respectively, for rent expense in continuing operations.

Equipment Subject to Finance Leases

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

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an Application Specific Integrated Circuit (“ASIC”). Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2,000,000 ASICs sold. As of December 31, 2024, we had made no payments to TI under the NN1002 Agreement.

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

During the year ended December 31, 2024, we sold an aggregate of 1,423,441 shares of our common stock under the Ladenburg ATM Facility with aggregate net proceeds to us of $5.8 million, after payment of commissions to Ladenburg and other expenses of $0.2 million.

During the year ended December 31, 2023, we sold an aggregate of 903,716 shares of our common stock under the ATM Facility with aggregate net proceeds to us of $7.9 million, after payment of commissions to B. Riley Securities and other expenses of $0.2 million.

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

As reflected in publicly available court records, on July 14, 2023, the United States District Court for the Western District of Texas entered its final claim constructions in the Samsung case (docket number 6:20-cv-507), and based on those claim constructions, entered judgment in favor of Samsung and against Aequitas Sub. Aequitas Sub filed an appeal with the Federal Circuit in August 2023 (assigned docket number 23-2304), and oral argument was held on June 6, 2024 As reflected on the public court docket, on August 20, 2024, the Federal Circuit issued its written opinion, reversing and remanding the case to the Western District of Texas for further proceedings. Specifically, the Federal Circuit held that claim 1 of the ‘879 patent was not indefinite. Mandate issued returning the case to the Western District of Texas on September 26, 2024. On November 5, 2024, Samsung filed its Answer to the Complaint.

The case against Apple remains pending in the United States District Court for the Northern District of California. On November 13, 2024, the Court granted the parties’ motion to continue the stay pending resolution of the Samsung case pending in the Western District of Texas (case number 20-cv-00507-ADA) by settlement or final judgment.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF CROWE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Neonode Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Neonode Inc. (the "Company") as of December 31, 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Crowe LLP

We have served as the Company’s auditor since 2024.

New York, New York

March 21, 2025

REPORT OF KMJ CORBIN & COMPANY LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Neonode Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Neonode Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter - Discontinued Operations

As discussed in Note 2 to the consolidated financial statements, the Company concluded that the termination of manufacturing touch sensor modules in 2024 met the criteria for discontinued operations of its products business in accordance with Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements—Discontinued Operations. The financial statements for 2023 have been retrospectively adjusted to reflect the impact of this classification. Our opinion is not modified with respect to this matter.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KMJ Corbin & Company LLP

We served as the Company’s auditor from 2009 to 2024.

Glendora, California

February 28, 2024 (except for Notes 2, 10 and 11, as to which the date is March 21, 2025)

NEONODE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$16,427	$16,155
Accounts receivable and unbilled revenues, net	732	652
Contract assets	51	-
Prepaid expenses and other current assets	475	891
Current assets of discontinued operations	-	922
Total current assets	17,685	18,620

Non-current assets:
Property and equipment, net	62	110
Operating lease right-of-use assets, net	634	-
Non-current assets of discontinued operations	-	284
Total non-current assets	696	394
Total assets	$18,381	$19,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$229	$400
Accrued payroll and employee benefits	760	854
Accrued expenses	404	309
Contract liabilities	-	2
Current portion of finance lease obligations	2	8
Current portion of operating lease obligations	225	-
Current liabilities of discontinued operations	-	259
Total current liabilities	1,620	1,832

Non-current liabilities
Finance lease obligations, net of current portion	-	2
Operating lease obligations, net of current portion	319	-
Non-current liabilities of discontinued operations	-	17
Total non-current liabilities	319	19
Total liabilities	1,939	1,851

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, with par value of $0.001; no shares issued and outstanding at December 31, 2024 and 2023, respectively	-	-
Common stock, 25,000,000 shares authorized, with par value of $0.001; 16,782,922 and 15,359,481 shares issued and outstanding at December 31, 2024 and 2023, respectively	17	15
Additional paid-in capital	240,955	235,158
Accumulated other comprehensive loss	(450)	(396)
Accumulated deficit	(224,080)	(217,614)
Total stockholders’ equity	16,442	17,163
Total liabilities and stockholders’ equity	$18,381	$19,014

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years ended December 31,
	2024	2023
Revenues:
License fees	$2,687	$3,803
Non-recurring engineering	421	26
Total revenues	3,108	3,829

Cost of revenues:
Non-recurring engineering	116	12
Total cost of revenues	116	12
Gross margin	2,992	3,817

Operating expenses:
Research and development	3,444	3,833
Sales and marketing	2,328	2,455
General and administrative	3,767	3,266
Total operating expenses	9,539	9,554

Operating loss	(6,547)	(5,737)
Other income, net	687	736
Loss before provision for income taxes	(5,860)	(5,001)
Provision for income taxes	15	115
Loss from continuing operations	(5,875)	(5,116)
Loss from discontinued operations	(591)	(5,007)
Net loss	$(6,466)	$(10,123)

Loss per common share:
Basic and diluted loss per share from continuing operations	$(0.37)	$(0.33)
Basic and diluted loss per share from discontinued operations	(0.04)	(0.33)
Basic and diluted net loss per share	$(0.41)	$(0.66)
Basic and diluted – weighted average number of common shares outstanding	15,873	15,322

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years ended December 31,
	2024	2023
Net loss	$(6,466)	$(10,123)

Other comprehensive loss:
Foreign currency translation adjustments	(54)	(56)
Other comprehensive loss	(54)	(56)
Comprehensive loss	$(6,520)	$(10,179)

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances, January 1, 2023	14,456	$14	$227,235	$(340)	$(207,491)	$19,418
Issuance of shares for cash, net of offering costs	903	1	7,865	-	-	7,866
Stock-based compensation	-	-	58	-	-	58
Foreign currency translation adjustment	-	-	-	(56)	-	(56)
Net loss	-	-	-	-	(10,123)	(10,123)
Balances, December 31, 2023	15,359	$15	$235,158	$(396)	$(217,614)	$17,163
Issuance of shares for cash, net of offering costs	1,424	2	5,794	-	-	5,796
Stock-based compensation	-	-	3	-	-	3
Foreign currency translation adjustment	-	-	-	(54)	-	(54)
Net loss	-	-	-	-	(6,466)	(6,466)
Balances, December 31, 2024	16,783	$17	$240,955	$(450)	$(224,080)	$16,442

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(6,466)	$(10,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3	58
Bad debt expense	172	-
Loss on disposal of assets	18	-
Depreciation and amortization	58	95
Amortization of operating lease right-of-use assets	79	65
Inventory impairment loss	357	3,572
Changes in operating assets and liabilities:
Accounts receivable, unbilled revenue and contract assets	(51)	539
Inventory	223	(395)
Prepaid expenses and other current assets	382	(201)
Accounts payable, accrued payroll and employee benefits, and accrued expenses	(213)	173
Contract liabilities	(10)	(26)
Operating lease obligations	(144)	(65)
Net cash used in operating activities	(5,592)	(6,308)

Cash flows from investing activities:
Purchase of property and equipment	(37)	(123)
Proceeds from sale of property and equipment	189	-
Net cash provided by (used in) investing activities	152	(123)

Cash flow from financing activities:
Proceeds from issuance of common stock, net of offering costs	5,796	7,866
Principal payments on finance lease obligations	(17)	(89)
Net cash provided by financing activities	5,779	7,777

Effect of exchange rate changes on cash and cash equivalents	(67)	(7)

Net increase in cash and cash equivalents	272	1,339
Cash and cash equivalents at beginning of year	16,155	14,816
Cash and cash equivalents at end of year	$16,427	$16,155

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$9
Cash paid for income taxes	$15	$115

Supplemental disclosure of non-cash investing and financial activities:
Right-of-use asset obtained in exchange for operating lease obligations	$668	$-

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

Notes to the Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Basis of Presentation and Preparation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Neonode Inc. and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires making estimates and judgments that affect, at the date of the financial statements, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Significant estimates and judgments include, but are not limited to: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, the standalone selling price of performance obligations, and transaction prices and assessing transfer of control; provisions for uncollectible receivables; for leases, determining whether a contract contains a lease, allocating consideration between lease and non-lease components, determining incremental borrowing rates, and identifying reassessment events, such as modifications; the valuation allowance related to our deferred tax assets; and the fair value of options issued for stock-based compensation. Actual results could differ from these estimates and judgments.

Recently Issued Accounting Pronouncement Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires, among other updates, enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. The ASU also clarifies that entities with a single reportable segment are subject to both new and existing reporting requirements under Topic 280. We adopted ASU 2023-07 for the annual period ended December 31, 2024 using a retrospective method to all periods presented. See Note 12 Segment Information in the accompanying notes to the consolidated financial statements for further detail.

Recently Issued Accounting Pronouncements Pending Adoption

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2024-03.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen and the South Korean Won. The translation from Swedish Krona, Japanese Yen or South Korean Won to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Foreign currency translation gains (losses) were $(54,000) and $(56,000) during the years ended December 31, 2024 and 2023, respectively. Gains or (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were $(1,000) and $(5,000) during the years ended December 31, 2024 and 2023, respectively.

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses for combined continuing and discontinued operations of approximately $6.5 million and $10.1 million for the years ended December 31, 2024 and 2023, respectively, and had an accumulated deficit of approximately $224.1 million and $217.6 million as of December 31, 2024 and 2023, respectively. In addition, operating activities used cash of approximately $5.6 million and $6.3 million for the years ended December 31, 2024 and 2023, respectively.

The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and the repayment of liabilities in the ordinary course of business.

Management has prepared an operating plan and believes that the Company has sufficient cash to meet its obligations as they come due for a year from the date the consolidated financial statements were issued. During the year ended December 31, 2024, we sold an aggregate of 1,423,441 shares of our common stock under the ATM Facility with aggregate net proceeds to us of $5.8 million, after payment of commissions to Ladenburg and other expenses of $0.2 million.

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

The accounts receivable balance on our consolidated balance sheet as of December 31, 2024 was $0.8 million, and did not include any allowances. The accounts receivable balance on our consolidated balance sheet as of December 31, 2023 was $0.7 million, and did not include any allowances.

Concentration of Credit and Business Risks

Our customers are primarily located in North America, Europe and Asia.

As of December 31, 2024, four of our customers represented approximately 80.9% of our consolidated accounts receivable and unbilled revenues.

As of December 31, 2023, three of our customers represented approximately 77.8% of our consolidated accounts receivable and unbilled revenues.

Customers who accounted for 10% or more of our revenues during the year ended December 31, 2024 are as follows.

●	Seiko Epson – 27.3%

●	Alpine Electronics – 20.7%

●	Hewlett-Packard Company – 20.4%

●	Commercial Vehicle OEM – 11.8%

Customers who accounted for 10% or more of our revenues during the year ended December 31, 2023 are as follows.

●	Hewlett-Packard Company – 33.3%

●	Seiko Epson – 20.2%

●	Alpine Electronics – 18.2%

●	LG Electronics – 13.1%

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and include estimated useful lives. Depreciation on property, plant and equipment is recognized on a straight-line basis.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of December 31, 2024 and 2023. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related to accounting for uncertainty in income taxes, which prescribes a model for the recognition, measurement and presentation of uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of December 31, 2024 and 2023, we had no unrecognized tax benefits.

Fair Value of Financial Instruments

We disclose the estimated fair values for all financial instruments for which it is practicable to estimate fair value. The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable are deemed to approximate fair value due to their short maturities.

Accounting guidance defines fair value, establishes a framework for measuring fair value, and requires disclosures about fair value measurements.

The three levels of the fair value hierarchy are described as follows:

Level 1: Applies to assets or liabilities for which there are observable quoted prices in active markets for identical assets and liabilities.

Level 2: Applies to assets or liabilities for which there are inputs other than quoted prices included in Level 1 that are directly or indirectly observable.

Level 3: Applies to assets or liabilities for which inputs are unobservable, and those inputs that are significant to the measurement of the fair value of the assets or liabilities.

There were no assets or liabilities recorded at fair value on a recurring basis in 2024 and 2023.

Revenue

We earn revenues from licensing of our intellectual property, licensing of our software and by performing engineering services. The timing of revenue recognition and the amount of revenue actually recognized in each case depends upon a variety of factors, including the specific terms of each arrangement and the nature of our performance obligations.

License Fees

We earn revenue from licensing our internally developed intellectual property (“IP”) and licensing of our internally developed software. We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products, with terms and conditions that vary by licensee. Fees under these agreements may include technology access fees payable upfront and royalties payable to us following the distribution by our licensees of products incorporating the licensed technology. The license for our IP has standalone value and can be used by the licensee without maintenance and support.

For technology license arrangements that do not require significant modification or customization of the underlying technology, we recognize technology license revenue when the license is made available to the customer and the customer has a right to use that license. We recognize royalties following the distribution by our licensees of products incorporating the licensed technology. At the end of each reporting period, we record unbilled license fees, using prior royalty revenue data by customer to make estimates of those royalties.

We also earn license fee revenue by providing our customers with development licenses for our software tools related to the MultiSensing platform. We recognize revenue ratably over the contract term beginning on the commencement date of each contract, which is the date we make the software available to our customers. Our development license contracts with customers typically include a fixed amount of consideration and are generally non-cancellable and without any refund-type provisions. We typically invoice our customers annually in advance for our development licenses upon execution of the initial contract or subsequent renewal.

Non-Recurring Engineering

For technology license that require modification or customization of the underlying technology to adapt the technology to customer use, we determine whether the technology license, and required engineering consulting services represent separate performance obligations. We perform our analysis on a contract-by-contract basis. If there are separate performance obligations, we determine the standalone selling price (“SSP”) of each separate performance obligation to properly recognize revenue as each performance obligation is satisfied. We provide engineering consulting services to our customers under a signed Statement of Work (“SOW”). Deliverables and payment terms are specified in each SOW. We charge an hourly rate or a fixed fee for engineering services. We recognize revenues for hourly rate services as engineering services specified in contracts are completed and accepted by our customers. Revenues for fixed price services are generally recognized over time applying input methods to estimate progress to completion. We believe that recognizing non-recurring engineering services revenues as progress towards completion of engineering services and customer acceptance of those services occurs best reflects the economics of those transactions, because engineering services as tracked in our systems correspond directly with the value to our customers of our performance completed to date. Hours performed for each engineering project are tracked and reflect progress made on each project and are charged at a consistent hourly rate. Any upfront payments we receive for future non-recurring engineering services are recorded as unearned revenue until that revenue is earned.

Revenues from non-recurring engineering contracts that are short-term in nature are recorded when those services are complete and accepted by customers.

The following tables present the net revenues distribution by geographical area and market:

	Years ended December 31,
	2024		2023
(in thousands)	Amount	Percentage	Amount	Percentage
North America
Net revenues from Automotive	$-	-%	$-	-%
Net revenues from IT & Industrial	763	100.0%	1,455	100.0%
	$763	100.0%	$1,455	100.0%

Asia Pacific
Net revenues from Automotive	$732	39.4%	$1,199	60.1%
Net revenues from IT & Industrial	1,127	60.6%	796	39.9%
	$1,859	100.0%	$1,995	100.0%

Europe, Middle East and Africa
Net revenues from Automotive	$486	100.0%	$379	100.0%
Net revenues from IT & Industrial	-	-%	-	-%
	$486	100.0%	$379	100.0%

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing and receipt of consideration. We record a receivable or unbilled revenue when we have an unconditional right to receive consideration from customers. Contract assets represent revenue recognized for performance to date when the right to consideration is conditional on something other than the passage of time. We record contract liabilities when we receive prepayments or upfront payments ahead of performance.

The following table presents our accounts receivable, net, contract assets, and contract liabilities:

	December 31,
(in thousands)	2024	2023	2022
Accounts receivable and unbilled revenues	$732	$652	$1,119
Contract assets	51	-	-
Contract liabilities (deferred revenues)	-	2	28

Payment terms and conditions vary by the type of contract; however, payments generally occur 30-60 days after invoicing for license fees. Where revenue recognition timing differs from invoice timing, we have determined that our contracts do not include a significant financing component. Applying the practical expedient in Topic 606, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. Our intent is to provide our customers with consistent invoicing terms for the convenience of our customers, not to provide financing to our customers.

Contract Liabilities

Contract liabilities (deferred revenues) consist primarily of prepayments for license fees, and other services that we have been paid in advance. We earn the revenue when we transfer control of the service. Deferred revenues may also include upfront payments for consulting services to be performed in the future, such as non-recurring engineering services.

The following table presents our deferred revenues by source:

	December 31,
(in thousands)	2024	2023	2022
Deferred revenues license fees	$-	$2	$20
Deferred revenues non-recurring engineering	-	-	8
	$-	$2	$28

Deferred revenue were zero as of December 31, 2024. The Company recognized revenues of approximately $2,000 and $25,000, for 2024 and 2023, respectively, related to contract liabilities outstanding at the beginning of the year.

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

The Company concluded that the termination of TSM manufacturing met the criteria for discontinued operations. As a result, this business has been reclassified to discontinued operations in these consolidated financial statements for all periods presented.

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations are presented separately in the condensed consolidated balance sheets for all periods presented. On December 31, 2024 and December 31, 2023, these balances consisted of assets and liabilities of the Company’s Products business.

The following table presents a reconciliation of the carrying amounts of the major classes of these assets and liabilities to the assets and liabilities of discontinued operations as presented on the Company’s consolidated balance sheets:

	December 31,
(in thousands)	2024	2023
ASSETS OF DISCONTINUED OPERATIONS
Current assets of discontinued operations:
Accounts receivable and unbilled revenues, net	$-	$265
Inventory	-	610
Prepaid expenses and other current assets	-	47
Total current assets of discontinued operations	-	922

Non-current assets of discontinued operations:
Property and equipment, net	-	230
Operating lease right-of-use assets, net	-	54
Total non-current assets of discontinued operations	-	284
Total assets of discontinued operations	$-	$1,206

LIABILITIES OF DISCONTINUED OPERATIONS
Current liabilities of discontinued operations:
Accounts payable	$-	$40
Accrued payroll and employee benefits	-	87
Accrued expenses	-	45
Contract liabilities	-	8
Current portion of finance lease obligations	-	25
Current portion of operating lease obligations	-	54
Total current liabilities of discontinued operations	-	259

Non-current liabilities of discontinued operations:
Finance lease obligations, net of current portion	-	17
Total non-current liabilities of discontinued operations	-	17
Total liabilities of discontinued operations	$-	$276

Loss from Discontinued Operations

Discontinued operations for the years ended December 31, 2024 and 2023, respectively, consists of results from the Company’s products business.

The following table provides details about the major classes of line items constituting “Loss from discontinued operations” as presented on the Company’s condensed consolidated statements of operations:

	Years ended December 31,
(in thousands)	2024	2023
Revenues:
Products	$1,171	$620
Total revenues	1,171	620

Cost of revenues:
Products	989	4,168
Loss on purchase commitment	-	362
Total cost of revenues	989	4,530

Gross (loss) margin	182	(3,910)

Operating expenses:
Sales and marketing	165	-
General and administrative	590	1,097
Total operating expenses	755	1,097

Operating loss	(573)	(5,007)
Other income (expense), net	(18)	-
Loss from discontinued operations	$(591)	$(5,007)

Cash Flows Information

The following table presents cash flow information for discontinued operations:

	Year ended December 31,
(in thousands)	2024	2023
Depreciation and amortization	$19	$47
Amortization of operating lease ROU assets	52	65
Inventory impairment loss	357	3,572
Bad debt expense	172	-
Purchase of property and equipment	-	(123)
Proceeds from sale of property and equipment	190	-

3.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
(in thousands)	2024	2023
Prepaid insurance	$93	$106
Prepaid rent	-	88
VAT receivable	172	410
Other	210	287
Total prepaid expenses and other current assets	$475	$891

4.	Property and Equipment

Property and equipment, net consist of the following:

	December 31,
(in thousands)	2024	2023
Computers, software, furniture and fixtures	$277	$396
Equipment	21	23
Less accumulated depreciation and amortization	(236)	(309)
Property and equipment, net	$62	$110

Depreciation and amortization expense was $39,000 and $47,000 for the years ended December 31, 2024 and 2023, respectively.

5.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
(in thousands)	2024	2023
Accrued audit fees	$74	$-
Accrued other compensation	107	-
Accrued bonus costs	172	91
Accrued costs related to customer claim	-	139
Accrued consulting fees and other	51	79
Total accrued expenses	$404	$309

6.	Stockholders’ Equity

Preferred Stock

As of December 31, 2024 and 2023, our Restated Certificate of Incorporation, as amended, authorized us to issue up to 1,000,000 shares of preferred stock, par value $0.001 per share.

There were no transactions in our preferred stock during the years ended December 31, 2024 and 2023. No shares of preferred stock were issued and outstanding as of December 31, 2024 and 2023.

Common Stock

As of December 31, 2024 and 2023, our Restated Certificate of Incorporation, as amended, authorized us to issue up to 25,000,000 shares of common stock, par value $0.001 per share.

During the year ended December 31, 2023, we sold an aggregate of 903,716 shares of our common stock under the ATM Facility with aggregate net proceeds of $7,866,000, after payment of commissions to B. Riley Securities and other expenses of $244,000.

During the year ended December 31, 2024, we sold an aggregate of 1,423,441 shares of our common stock under the Ladenburg ATM Facility with aggregate net proceeds to us of $5.8 million, after payment of commissions to Ladenburg and other expenses of $0.2 million.

7.	Stock-Based Compensation

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

Stock Options and Long-Term Incentive Plan

During the year ended December 31, 2020, our stockholders approved the 2020 Plan which replaced our 2015 Stock Incentive Plan (the “2015 Plan”), which in turn replaced our Neonode Inc. 2006 Equity Incentive Plan (the “2006 Plan”). There are no awards outstanding under the 2006 Plan and 2015 Plan. Under the 2020 Plan, 750,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2020 Plan are set by our compensation committee at its discretion.

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

The following table summarizes the combined activity under all of the stock option plans:

Options Outstanding
Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding – January 1, 2023	2,500	$14.40	0.59	$-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled or expired	(2,500)	14.40	-	-
Options outstanding – December 31, 2023	-	$-	-	-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled or expired	-	-	-	-
Options outstanding and vested – December 31, 2024	-	$-	-	$-

No stock options were granted during the years ended December 31, 2024 and 2023.

During the years ended December 31, 2024 and 2023, we recorded no stock-based compensation expense related to the vesting of stock options. The estimated fair value of the stock options will be calculated using the Black-Scholes option pricing model as of the grant date of the stock option.

Stock options granted under the 2006, 2015 and 2020 Plans are exercisable over a maximum term of 10 years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

8.	Commitments and Contingencies

Legal

The Company is subject to legal proceedings and claims that may arise in the ordinary course of business. The Company is not aware of any pending or threatened litigation matters at this time that would have a material impact on the operations of the Company.

9.	Leases

The Company has leases mainly consisting of the corporate office. This kind of lease typically has an original lease term of one to three years. Future renewal options that are not likely to be executed as of the consolidated balance sheet date are excluded from right-of-use assets and related lease liabilities. The lease is automatically renewed at a cost increase of 2% on an annual basis, unless we provide written notice nine months prior to the respective expiration dates.

Operating lease right of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company has entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the Company's Consolidated Balance Sheets. All operating lease expense is recognized on a straight-line basis over the lease term. Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. For finance leases, the implicit rate is used, since it is readily available.

The components of lease expense were as follows (in thousands):

	Years ended December 31,
	2024	2023
Finance lease cost:
Amortization of leased assets	$6	$6
Interest on lease liabilities	1	1
Operating lease cost	31	330
Short-term lease cost	418	$98
Total lease cost	$456	435

The Company made cash payments regarding operating leases of $27,000 and $0 for the years ended December 31, 2024 and 2023, respectively. The Company made cash payments regarding finance leases of $18,000 and $96,000 for the years ended December 31, 2024 and 2023, respectively.

The following table shows right-of-use assets and lease liabilities:

	December 31,
(in thousands)	2024	2023
Right-of-use assets:
Operating leases	$634	$-
Finance leases	21	23
Total right-of-use assets	$655	$23

Lease liabilities:
Current portion of operating lease obligations	$225	$-
Operating lease obligations, net of current portion	319	-
Current portion of finance lease obligations	2	8
Finance lease obligations, net of current portion	-	2
Total lease liabilities	$546	$10

Lease liability maturities are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
2025	$249	2	$251
2026	328	-	328
Total	577	2	579
Less: Imputed interest	(33)	-	(33)
Total lease liabilities	$544	2	$546

Lease liabilities, current	$225	$2	$227
Lease liabilities, non-current	319	-	319
Total lease liabilities	$544	$2	$546

The weighted-average remaining lease term related to the Company’s operating lease liabilities as of December 31, 2024 and December 31, 2023 was 1.9 years and 0.8 years, respectively. The discount rate related to the Company’s operating lease liabilities as of December 31, 2024 and December 31, 2023 was 5.0% for each of the years.

The weighted-average remaining lease term related to the Company’s finance lease liabilities as of December 31, 2024 and December 31, 2023 was 0.2 years and 1.3 years, respectively. The discount rate related to the Company’s operating lease liabilities as of December 31, 2024 and December 31, 2023 was 3.0% and 2.6%, respectively.

10.	Segment Information

The Company operates as one operating segment. Our chief operating decision maker ("CODM") is our Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated operating loss and net loss to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the allocation of budget between cost of revenues, research and development, sales and marketing, and general and administrative expenses.

The following table presents key financial information with respect to the Company’s single operating segment:

	Years ended December 31,
(in thousands)	2024	2023
Revenues	$3,108	$3,829

Costs and expenses(a)
Cost of revenues	116	12
Product R&D	151	116
General and administrative, including rent	1,297	1,480
Payroll and related	6,332	6,330
Professional fees and IP	1,351	1,117
Marketing and travel	483	412
Total costs and expenses	9,730	9,467
Other segment items(b)	75	(99)
Other income, net	687	736
Loss before provision for income taxes	(5,860)	(5,001)
Provision for income taxes	15	115
Loss from continuing operations	$(5,875)	$(5,116)

(a)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision-maker.
(b)	Other segment items primarily include depreciation and amortization, payroll and related - re-allocated to cost of revenues, and stock options expense.

The following table presents the long-lived assets property and equipment and right-of-use assets by geographic area:

	December 31,
	2024	2023
Sweden	$696	$109
Asia	-	1
Total	$696	$110

We report revenues from external customers based on the country where the customer is located. The following table presents net revenues by country:

	Years ended December 31,
	2024		2023
(in thousands)	Amount	Percentage	Amount	Percentage
Japan	$1,731	55.8%	$1,476	38.5%
Sweden	365	11.7%	-	-%
Germany	116	3.7%	379	9.9%
South Korea	97	3.1%	501	13.1%
China	31	1.0%	18	0.5%
Other	5	0.2%	1	-%
	$2,345	75.5%	$2,375	62.0%
United States	763	24.5%	1,454	38.0%
	$3,108	100.0%	$3,829	100.0%

11.	Income Taxes

During 2024, the Company identified errors in the calculation of net operating loss carryforwards, resulting in balances for deferred tax assets and the corresponding valuation allowance being overstated at December 31, 2023. Following an analysis of quantitative and qualitative factors in accordance with SEC Staff Accounting Bulletin 99, Materiality, the Company concluded that the errors were not material to the previously issued consolidated financial statements, and thus, no restatement of any of the Company’s previously issued consolidated financial statements is necessary. These amounts have been corrected from the amounts that were previously reported in the footnotes to the December 31, 2023 consolidated financial statements in the 2023 tables below as follows:

1.	An increase to the foreign deferred tax provision and a corresponding decrease in the change in valuation allowance of $7,424,000.

2.	A decrease in gross deferred tax assets and the corresponding valuation allowance of $7,424,000.

These corrections did not impact the financial position, operating results or cash flows of the Company as of and for the year ended December 31, 2023.

Loss before provision for income taxes was distributed geographically as follows:

	Years ended December 31,
(in thousands)	2024	2023
Domestic	$(5,888)	$(5,221)
Foreign	28	220
Total	$(5,860)	$(5,001)

The provision (benefit) for income taxes is as follows:

	Years ended December 31,
(in thousands)	2024	2023
Current
Federal	$-	$-
State	-	-
Foreign	15	115
Total current expense	15	115

Deferred
Federal	(784)	(1,054)
State	99	-
Foreign	23	6,361
Change in valuation allowance	662	(5,307)
Total deferred expense	-	-

Total provision for income taxes	$15	$115

The differences between our effective income tax rate and the U.S. federal statutory federal income tax rate are as follows:

	Years ended December 31,
	2024	2023
Amounts at statutory tax rates	21%	21%
Foreign losses taxed at different rates	(2)%	(20)%
Stock-based compensation	-%	-%
GILTI inclusion	(8)%	-%
Other	-%	(3)%
Total	11%	(2)%
Valuation allowance	(11)%	-%
Effective tax rate	-%	(2)%

Significant components of the deferred tax asset balances are as follows:

	December 31,
(in thousands)	2024	2023
Deferred tax assets:
Accruals	$-	$3
Net operating losses	22,124	21,320
Gross deferred tax assets	22,124	21,323
Valuation allowance	(22,108)	(21,323)
Total deferred tax assets	16	-
Deferred tax liabilities:
Accruals	(16)	-
Net deferred tax assets	$-	$-

Valuation allowances are recorded to offset certain deferred tax assets due to management’s uncertainty of realizing the benefits of these items. Management applies a full valuation allowance for the accumulated losses of Neonode Inc., and its subsidiaries, since it is not determinable using the “more likely than not” criteria that there will be any future benefit of our deferred tax assets. This is mainly due to our history of operating losses. As of December 31, 2024, we had federal, state and foreign net operating losses of $84.6 million, $18.7 million and $14.9 million, respectively. Of the total federal loss carryforward, approximately $58.0 million will begin to expire in 2028 and the remainder do not expire. The California loss carryforward will begin to expire in 2030. The foreign loss carryforward, which is generated in Sweden, does not expire.

Utilization of the net operating loss and tax credit carryforwards is subject to an annual limitation due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating losses and tax credit carryforwards before utilization.  As of December 31, 2024, we had not completed the determination of the amount to be limited under the provision.

We follow the provisions of accounting guidance which includes a two-step approach to recognizing, derecognizing and measuring uncertain tax positions. There were no unrecognized tax benefits for the years ended December 31, 2024 and 2023.

We follow the policy to classify accrued interest and penalties as part of the accrued tax liability in the provision for income taxes. For the years ended December 31, 2024 and 2023 we did not recognize any interest or penalties related to unrecognized tax benefits.

As of December 31, 2024, we had no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

We file income tax returns in the U.S. federal jurisdiction, California, Sweden, and Japan. The 2008 through 2023 tax years are open and may be subject to potential examination in one or more jurisdictions. We are not currently under any federal, state or foreign income tax examinations.

12.	Employee Benefit Plans

We participate in a number of individual defined contribution pension plans for our employees in Sweden. We contribute between 4.5% and 30% of the employee’s annual salary to these pension plans depending on age and salary level. Contributions relating to these defined contribution plans for the years ended December 31, 2024 and 2023 were $542,000 and $510,000, respectively. We match U.S. employee contributions to a 401(K) retirement plan up to a maximum of six percent (6%) of an employee’s annual salary. Contributions relating to the matching 401(K) contributions for the years ended December 31, 2024 and 2023 were $6,000 and $6,000, respectively. In Taiwan, we contribute six percent (6%) of the employee’s annual salary to a pension fund which agrees with Taiwan’s Labor Pension Act. Contributions relating to the Taiwanese pension fund for the years ended December 31, 2024 and 2023 were $3,000 and $3,000, respectively.

13.	Net Loss Per Share

Basic net loss per common share for the years ended December 31, 2024 and 2023 was computed by dividing the net loss attributable to common shareholders of Neonode Inc. for the relevant period by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share is computed by dividing net loss attributable to common shareholders of Neonode Inc. for the relevant period by the weighted average number of shares of common stock and common stock equivalents outstanding during the year.

The Company had no potential common stock equivalents as of December 31, 2024 or 2023.

	Years ended December 31,
(In thousands, except per share amounts)	2024	2023
BASIC AND DILUTED
Weighted average number of common shares outstanding	15,873	15,322

Loss from continuing operations	$(5,875)	$(5,116)
Loss from discontinued operations	(591)	(5,007)
Net loss	$(6,466)	$(10,123)

Loss per share from continuing operations - basic and diluted	(0.37)	(0.33)
Loss per share from discontinued operations - basic and diluted	(0.04)	(0.33)
Net loss per share - basic and diluted	$(0.41)	$(0.66)

14.	Subsequent Events

No subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2024 due to material weaknesses in our internal control over financing reporting described below.

Material Weaknesses

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

We identified another material weakness in the design and operation of our internal controls over financial reporting in the “Control Activities” component of the Committee of Sponsoring Organizations (COSO) framework related to a lack of sufficient controls to prevent the risk of material misstatements in the income tax calculations and related disclosures.

While neither of the deficiencies resulted in any material misstatements of our consolidated interim or annual financial statements, they do represent material weaknesses in our internal control over financial reporting.

Remediation Efforts to Address the Material Weaknesses

We are committed to maintaining a strong internal control environment and will implement corrective actions to support the remediation of the material weaknesses noted above. This includes, but is not limited to, providing training to process and control owners, enhancing relevant policies, procedures, guidelines and documentation templates, implementing new controls and improving documentation supporting existing controls, and enhancing segregation of duties.

We will not be able to fully remediate these material weaknesses until the applicable controls operate for a sufficient period of time and can be tested and concluded by management to be designed and operating effectively. Our management will continue to monitor the effectiveness of our remediation plans in future periods and will make changes we determine to be appropriate.

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

Changes in Internal Control over Financial Reporting

Except for the identification of the material weaknesses described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2024 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our interim Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making their assessment, our management used criteria established in the framework on Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024, due to the material weaknesses described above.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Insider Trading Policy and Procedures

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers and employees and other covered persons. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. Principal AccountANT Fees and Services

The information required by this Item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The consolidated financial statements of the registrant are listed in the index to the consolidated financial statements and filed under Item 8 of this Annual Report.

Financial Statement Schedules

Not Applicable.

Exhibits

Number	Description
3.1	Restated Certificate of Incorporation of Neonode Inc., (incorporated by reference to Exhibit 3.1 of the registrant’s current report on Form 8-K filed on December 11, 2020)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the registrant’s current report on Form 8-K filed on March 10, 2023)
4.1	Description of registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to the registrant’s Form S-3 (No. 333-255964), filed on May 10, 2021)
4.2	Form of Senior Indenture (incorporated by reference to Exhibit 4.5 to the registrant’s Form S-3 (No. 333-279252), filed on May 9, 2024)
4.3	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.6 to the registrant’s Form S-3 (No. 333-279252), filed on May 9, 2024)
10.1	Assignment Agreement with Aequitas Technologies LLC, dated May 6, 2019 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed May 8, 2019)
10.2	Form of Purchase Warrant (incorporated by reference to Exhibit 4.1 of the registrant’s current report on Form 8-K filed on August 16, 2016)
10.3	Form of Warrant, dated as of August 8, 2017 (incorporated by reference to Exhibit 4.1 of the registrant’s current report on Form 8-K, filed on August 8, 2017)
10.4+	Employment Agreement of Fredrik Nihlén, dated March 30, 2021 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K, filed on March 31, 2021)
10.5	Neonode Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the registrant’s annual report on Form 10-K filed on March 11, 2016)
10.6	Form of Notice of Grant of Stock Option used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the registrant’s annual report on Form 10-K filed on March 11, 2016)
10.7	Form of Notice of Grant of Restricted Stock used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of the registrant’s annual report on Form 10-K filed on March 11, 2016)
10.8	Form of Notice of Grant of Restricted Stock Units used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of the registrant’s annual report on Form 10-K filed on March 11, 2016)
10.9	Form of Notice of Grant of Stock Option to Swedish residents used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the registrant’s annual report on Form 10-K filed on March 11, 2016)
10.10	Neonode Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the registration statement on Form S-8 (No. 333-249806) filed on November 2, 2020).
10.11	Placement Agency Agreement, dated October 21, 2021, by and among the registrant and Pareto Securities Inc. and Pareto Securities AB (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed on October 21, 2021).
10.12+	Termination Agreement, dated April 10, 2024, by and among Dr. Urban Forssell, the Company, and Neonode Technologies AB (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K, filed on April 16, 2024)
10.13	At The Market Offering Agreement, dated June 3, 2024, by and between Neonode Inc. and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K, filed on June 4, 2024)
16.1	Letter from KMJ Corbin & Company LLP, dated June 24, 2024 (incorporated by reference to Exhibit 16.1 of the registrant’s current report on Form 8-K, filed on June 24, 2024)
19.1	Neonode Inc. Insider Trading Policy
21	Subsidiaries of the registrant
23.1	Consent of Crowe LLP, Independent Registered Public Accounting Firm
23.2	Consent of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of the registrant’s annual report on Form 10-K filed on February 28, 2024)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEONODE INC. (Registrant)

Date: March 21, 2025	By:	/s/ Fredrik Nihlén
Fredrik Nihlén
Interim Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements for the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and dates indicated.

Name	Title	Date

/s/ Fredrik Nihlén	Interim Chief Executive Officer and Chief Financial Officer	March 21, 2025
Fredrik Nihlén	(Principal Executive Officer and Financial and Accounting Officer)

/s/ Ulf Rosberg	Chairman of the Board of Directors	March 21, 2025
Ulf Rosberg

/s/ Per Löfgren	Director	March 21, 2025
Per Löfgren

/s/ Peter Lindell	Director	March 21, 2025
Peter Lindell

/s/ Cecilia Edström	Director	March 21, 2025
Cecilia Edström

/s/ Peter Kruk	Director	March 21, 2025
Peter Kruk