Form 10-Q
period 2025-03-31
Neonode Inc.
filed 2025-05-14
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

or

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

The number of shares of the registrant’s common stock outstanding as of May 9, 2025 was 16,782,922.

NEONODE INC.

Quarterly Report on Form 10-Q

For the Fiscal Quarter Ended March 31, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEONODE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$14,991	$16,427
Accounts receivable and unbilled revenues, net	671	732
Contract assets	66	51
Prepaid expenses and other current assets	481	475
Current assets of discontinued operations	52	-
Total current assets	16,261	17,685

Non-current assets:
Property and equipment, net	101	62
Operating lease right-of-use assets, net	610	634
Total non-current assets	711	696
Total assets	$16,972	$18,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$400	$229
Accrued payroll and employee benefits	940	760
Accrued expenses	439	404
Contract liabilities	75	-
Current portion of finance lease obligations	9	2
Current portion of operating lease obligations	258	225
Total current liabilities	2,121	1,620

Non-current liabilities
Finance lease obligations, net of current portion	20	-
Operating lease obligations, net of current portion	256	319
Total non-current liabilities	276	319
Total liabilities	2,397	1,939

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, with par value of $0.001; no shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	-	-
Common stock, 25,000,000 shares authorized, with par value of $0.001; 16,782,922 and 16,782,922 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	17	17
Additional paid-in capital	240,955	240,955
Accumulated other comprehensive loss	(584)	(450)
Accumulated deficit	(225,813)	(224,080)
Total stockholders’ equity	14,575	16,442
Total liabilities and stockholders’ equity	$16,972	$18,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2025	2024
Revenues:
License fees	$497	$773
Non-recurring engineering	16	41
Total revenues	513	814

Cost of revenues:
Non-recurring engineering	9	17
Total cost of revenues	9	17
Gross margin	504	797

Operating expenses:
Research and development	975	895
Sales and marketing	642	816
General and administrative	852	972
Total operating expenses	2,469	2,683

Operating loss	(1,965)	(1,886)
Other income, net	155	180
Loss before provision for income taxes	(1,810)	(1,706)
Provision for income taxes	(10)	10
Loss from continuing operations	(1,800)	(1,716)
Income (loss) from discontinued operations	67	(368)
Net loss	$(1,733)	$(2,084)

Loss per common share:
Basic and diluted loss per share from continuing operations	$(0.11)	$(0.11)
Basic and diluted loss per share from discontinued operations	-	(0.03)
Basic and diluted net loss per share(a)	$(0.10)	$(0.14)
Basic and diluted – weighted average number of common shares outstanding	16,783	15,359

(a)	Doesn’t sum due to rounding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(In thousands)

	Three months ended March 31,
	2025	2024
Net loss	$(1,733)	$(2,084)

Other comprehensive loss:
Foreign currency translation adjustments	(134)	(34)
Other comprehensive loss	(134)	(34)
Comprehensive loss	$(1,867)	$(2,118)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

For the three months ended March 31, 2025 and 2024

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances, December 31, 2024	16,783	$17	$240,955	$(450)	$(224,080)	$16,442
Foreign currency translation adjustment	-	-	-	(134)	-	(134)
Net loss	-	-	-	-	(1,733)	(1,733)
Balances, March 31, 2025	16,783	$17	$240,955	$(584)	$(225,813)	$14,575

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances, December 31, 2023	15,359	$15	$235,158	$(396)	$(217,614)	$17,163
Stock-based compensation	-	-	2	-	-	2
Foreign currency translation adjustment	-	-	-	(34)	-	(34)
Net loss	-	-	-	-	(2,084)	(2,084)
Balances, March 31, 2024	15,359	$15	$235,160	$(430)	$(219,698)	$15,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,733)	$(2,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	-	2
Depreciation and amortization	9	27
Amortization of operating lease right-of-use assets	82	17
Inventory impairment loss	-	278
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues, net	(5)	(170)
Inventory	-	(253)
Prepaid expenses and other current assets	28	136
Accounts payable, accrued payroll and employee benefits, and accrued expenses	262	76
Contract liabilities	75	73
Operating lease obligations	(78)	(17)
Net cash used in operating activities	(1,360)	(1,915)

Cash flows from investing activities:
Purchase of property and equipment	(40)	-
Net cash used in investing activities	(40)	-

Cash flows from financing activities:
Principal payments on finance lease obligations	(2)	(9)
Net cash used in financing activities	(2)	(9)

Effect of exchange rate changes on cash and cash equivalents	(34)	43

Net change in cash and cash equivalents	(1,436)	(1,881)
Cash and cash equivalents at beginning of period	16,427	16,155
Cash and cash equivalents at end of period	$14,991	$14,274

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$10	$10
Cash paid for interest	$-	$1

Supplemental disclosure of non-cash investing and financial activities:
Property and equipment obtained in exchange for finance lease obligations	$28	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Summary of Significant Accounting Policies

Basis of Presentation and Preparation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Neonode Inc. and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by us, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Recently Issued Accounting Pronouncement Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires, among other updates, enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. The ASU also clarifies that entities with a single reportable segment are subject to both new and existing reporting requirements under Topic 280. We adopted ASU 2023-07 for this interim period ended March 31, 2025 using a retrospective method to all periods presented. See Note 6 Segment Information for further details.

Recently Issued Accounting Pronouncements Pending Adoption

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which updates several disclosures regarding the accounting for income taxes. ASU 2023-09 will become effective for public business entities for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact ASU 2023-09 will have on our consolidated financial statements.

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

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won and Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the condensed consolidated balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Foreign currency translation losses were $(134,000) and $(34,000) during the three months ended March 31, 2025 and 2024, respectively. Gains resulting from foreign currency transactions are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and were $80,000 and $5,000 during the three months ended March 31, 2025 and 2024, respectively.

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses for combined continuing and discontinued operations of approximately $1.7 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively and had an accumulated deficit of approximately $225.8 million and $224.1 million as of March 31, 2025 and December 31, 2024, respectively. In addition, operating activities used cash of approximately $1.4 million and $1.9 million for the three months ended March 31, 2025 and 2024, respectively.

The condensed consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and the repayment of liabilities in the ordinary course of business.

Management has prepared an operating plan and believes that the Company has sufficient cash to meet its obligations as they come due for a year from the date the condensed consolidated financial statements were issued.

Concentration of Credit and Business Risks

Our customers are located in the United States, Europe and Asia.

As of March 31, 2025, four of our customers represented approximately 94.0% of our consolidated accounts receivable and unbilled revenues.

As of December 31, 2024, four of our customers represented approximately 80.9% of our consolidated accounts receivable and unbilled revenues.

Customers who accounted for 10.0% or more of our net revenues during the three months ended March 31, 2025 are as follows:

●	Seiko Epson – 39.02%

●	Alps Alpine – 27.8%

●	Hewlett-Packard Company – 19.6%

Customers who accounted for 10.0% or more of our net revenues during the three months ended March 31, 2024 are as follows:

●	Hewlett-Packard Company – 30.9%

●	Alps Alpine – 22.9%

●	Seiko Epson – 19.6%

Revenues

The following tables present the net revenues distribution by geographical area and market:

	Three months ended March 31,
	2025		2024
(in thousands)	Amount	Percentage	Amount	Percentage
North America
Net revenues from Automotive	$-	-%	$-	-%
Net revenues from IT & Industrial	113	100.0%	271	100.0%
	$113	100.0%	$271	100.0%

Asia Pacific
Net revenues from Automotive	$143	40.1%	$248	54.6%
Net revenues from IT & Industrial	214	59.9%	206	45.4%
	$357	100.0%	$454	100.0%

Europe, Middle East and Africa
Net revenues from Automotive	$43	100.0%	$89	100.0%
Net revenues from IT & Industrial	-	-%	-	-%
	$43	100.0%	$89	100.0%

Contract Liabilities

The following table presents our deferred revenues by source:

(in thousands)	March 31, 2025	December 31, 2024
Deferred revenues license fees	$75	$-
	$75	$-

During the three months ended March 31, 2025 and 2024, the Company recognized revenues of approximately zero and $27,000 respectively, related to contract liabilities outstanding at the beginning of the period.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of March 31, 2025 and December 31, 2024. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of March 31, 2025 and December 31, 2024, we had no unrecognized tax benefits.

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

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations are presented separately in the condensed consolidated balance sheets for all periods presented. On March 31, 2025 and December 31, 2024, these balances consisted of assets and liabilities of the Company’s Products business.

The following table presents a reconciliation of the carrying amounts of the major classes of these assets and liabilities to the assets and liabilities of discontinued operations as presented on the Company’s condensed consolidated balance sheets:

	March 31,	December 31,
(in thousands)	2025	2024
ASSETS OF DISCONTINUED OPERATIONS
Current assets:
Accounts receivable and unbilled revenues, net	$52	$-
Total current assets of discontinued operations	52	-
Total assets of discontinued operations	$52	$-

Income (Loss) from Discontinued Operations

Discontinued operations for the three months ended March 31, 2025 and 2024, respectively, consists of results from the Company’s products business.

The following table provides details about the major classes of line items constituting “Income (loss) from discontinued operations” as presented on the Company’s condensed consolidated statements of operations:

	Three months ended March 31,
(in thousands)	2025	2024
Revenues:
Products	$67	$200
Total revenues	67	200

Cost of revenues:
Products	-	380
Total cost of revenues	-	380
Gross (loss) margin	67	(180)

Operating expenses:
General and administrative	-	188
Total operating expenses	-	188

Operating income (loss)	67	(368)
Income (loss) from discontinued operations	$67	$(368)

Cash Flows Information

The following table presents cash flow information for discontinued operations:

	Three months ended March 31,
(in thousands)	2025	2024
Depreciation and amortization	$-	$15
Amortization of operating lease ROU assets	-	17
Inventory impairment loss	-	278

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

5. Net Loss per Share

Basic net loss per common share for the three months ended March 31, 2025 and 2024 was computed by dividing the net loss attributable to common shareholders of Neonode Inc. for the relevant period by the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed by dividing net loss attributable to common shareholders of Neonode Inc. for the relevant period by the weighted average number of shares of common stock and common stock equivalents outstanding excluding potential common stock equivalents that are anti-dilutive.

The Company had no potential common stock equivalents for the three months ended March 31, 2025 and 2024, respectively.

	Three months ended March 31,
(in thousands, except per share amounts)	2025	2024
BASIC AND DILUTED
Weighted average number of common shares outstanding	16,783	15,359
Loss from continuing operations	$(1,800)	$(1,716)
Income (loss) from discontinued operations	67	(368)
Net loss	$(1,733)	$(2,084)

Loss per share from continuing operations - basic and diluted	$(0.11)	$(0.11)
Loss per share from discontinued operations - basic and diluted	-	(0.03)
Net loss per share - basic and diluted(a)	$(0.10)	$(0.14)

(a)	Doesn’t sum due to rounding.

6. Segment Information

The Company operates as one operating segment. Our chief operating decision maker (“CODM”) is our Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated operating loss and net loss to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the allocation of budget between cost of revenues, research and development, sales and marketing, and general and administrative expenses.

The following table presents key financial information with respect to the Company’s single operating segment:

	Three months ended March 31,
(in thousands)	2025	2024
Revenues	$513	$814

Costs and expenses(a)
Cost of revenues	9	17
Product R&D	41	39
General and administrative, including rent	196	364
Payroll and related	1,703	1,722
Professional fees and IP	369	327
Marketing and travel	160	235
Total costs and expenses	2,478	2,704
Other segment items(b)	-	3
Other income, net	155	181
Loss before provision for income taxes	(1,810)	(1,706)
Provision for income taxes	(10)	10
Loss from continuing operations	$(1,800)	$(1,716)

(a)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision-maker.

(b)	Other segment items primarily include depreciation and amortization, payroll and related - re-allocated to cost of revenues, and stock options expense.

The following table presents the long-lived assets property and equipment and right-of-use assets by geographic area:

	March 31,	December 31,
	2025	2024
Sweden	$711	$696
Total	$711	$696

We report revenues from external customers based on the country where the customer is located. The following table presents net revenues by country:

	Three months ended March 31,
	2025		2024
(in thousands)	Amount	Percentage	Amount	Percentage
Japan	$350	68.3%	$386	47.4%
Sweden	33	6.4%	25	3.1%
Germany	10	1.9%	64	7.9%
China	6	1.2%	6	0.7%
South Korea	-	-%	62	7.6%
Other	1	0.2%	-	-%
	$400	78.0%	$543	66.7%
United States	113	22.0%	271	33.3%
	$513	100.0%	$814	100.0%

7. Subsequent Events

No other subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than as discussed elsewhere in the accompanying notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. For example, statements in this Quarterly Report regarding our plans, strategy and focus areas are forward-looking statements. You can identify some forward-looking statements by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “goal,” “plan,” and similar expressions. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to our history of losses since inception, our dependence on a limited number of customers, our reliance on our customers’ ability to design, manufacture and sell products that incorporate our touch technology, the length of a product development and release cycle, our and our customers’ reliance on component suppliers, the difficulty in verifying royalty amounts owed to us, our ability to remain competitive in response to new technologies, our dependence on key members of our management and development team, the costs to defend, as well as risks of losing, patents and intellectual property rights, our ability to obtain adequate capital to fund future operations, and general economic conditions, including inflation, or other effects related to future pandemics or epidemics, or geopolitical conflicts such as the ongoing war in Ukraine or the Gaza Strip. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” and elsewhere in this Quarterly Report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the date of this Quarterly Report. Because actual events or results may differ materially from those discussed in or implied by forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. We do not undertake responsibility to update or revise any of these factors or to announce publicly any revision to forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and consolidated financial statements for the year ended December 31, 2024 included in our most recent Annual Report on Form 10-K. All information in the following discussion and analysis present the results of continuing operations and exclude amounts related to discontinued operations for all periods presented unless otherwise stated.

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

As of March 31, 2025, we had 37 valid technology license agreements with global OEMs, Original Design Manufacturers (“ODMs”) and automotive Tier 1 suppliers.

Our licensing customer base is primarily in the automotive and printer segments. Ten of our licensing customers are currently shipping products that embed our technology. We anticipate current customers will continue to ship products with our technology in 2025 and in future years. We also expect to expand our customer base with a number of new customers who will be looking to ship new products incorporating our zForce and MultiSensing technologies as they complete final product development and release cycles. We typically earn our license fees on a per unit basis when our customers ship products using our technology, but in the future, we may use other business models as well.

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

Results of Operations

A summary of our financial results is as follows:

	Three months ended March 31,		Variance in
(in thousands, except percentages)	2025	2024	Dollars	Percent
Revenues:
License fees	$497	$773	$(276)	(35.7)%
Percentage of revenue	96.9%	95.0%
Non-recurring engineering	$16	$41	$(25)	(61.0)%
Percentage of revenue	3.1%	5.0%
Total Revenue	$513	$814	$(301)	(37.0)%

Cost of revenues:
Non-recurring engineering	$9	$17	$(8)	(47.1)%
Percentage of revenue	1.8%	2.1%
Total cost of revenues	$9	$17	$(8)	(47.1)%
Total gross margin	$504	$797	$(293)	(36.8)%

Operating expenses:
Research and development	$975	$895	$80	8.9%
Percentage of revenue	190.1%	110.0%
Sales and marketing	642	816	(174)	(21.3)%
Percentage of revenue	125.1%	100.2%
General and administrative	852	972	(120)	(12.3)%
Percentage of revenue	166.1%	119.4%
Total operating expenses	$2,469	$2,683	$(214)	(8.0)%
Percentage of revenue	481.3%	329.6%

Operating loss	$(1,965)	$(1,886)	$(79)	4.2%
Percentage of revenue	(383.0)%	(231.7)%
Other income, net	155	180	(25)	(13.9)%
Percentage of revenue	30.2%	22.1%
Provision for income taxes	(10)	10	(20)	(200.0)%
Percentage of revenue	(1.9)%	1.2%
Loss from continuing operations	$(1,800)	$(1,716)	$(84)	4.9%
Percentage of revenue	(350.9)%	(210.8)%
Loss per share from continuing operations	$(0.11)	$(0.11)	$-	-%

Revenues

All of our sales for the three months ended March 31, 2025 and 2024 were to customers located in the United States, Europe and Asia.

Total revenues were $0.5 million for the three months ended March 31 2025, compared to $0.8 million for the same period in 2024. The decrease in total revenues of 37.0% for the three months ended March 31, 2025, as compared to the same period in 2024, is explained by lower license fees and non-recurring revenues.

License Fees

Revenues from license fees were $0.5 million for the three months ended March 31, 2025, compared to $0.8 million for the three months ended March 31, 2024. The decrease of 35.7% for the three months ended March 31, 2025, as compared to the same period in 2024, was mainly due to lower demand for our legacy customers products within printer and passenger car touch applications.

Non-recurring Engineering

Revenues from non-recurring engineering were $16,000 for the three months ended March 31, 2025, compared to $41,000 for the three months ended March 31, 2024. Most of our non-recurring engineering revenues are related to application development and proof-of-concept projects related to our zForce and MultiSensing technology platforms. The decrease of 61.0% for the three months ended March 31, 2025, as compared to the same period in 2024 was the result of fewer projects.

The following tables presents the net revenues by market and revenue stream:

	Three months ended March 31,
	2025		2024
(in thousands)	Amount	Percentage	Amount	Percentage
Automotive
License fees	$178	95.7%	$337	100.0%
Non-recurring engineering	8	4.3%	-	-%
	$186	100.0%	$337	100.0%

IT & Industrial
License fees	$319	97.6%	$436	91.4%
Non-recurring engineering	8	2.4%	41	8.6%
	$327	100.0%	$477	100.0%

Gross Margin

Our total gross margin was 98.2% for the three months ended March 31, 2025, compared to 97.9% for the three months ended March 31, 2024.

Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contracts.

Research and Development

Research and development (“R&D”) expenses were $1.0 million for the three months ended March 31, 2025, compared to $0.9 million for the three months ended March 31, 2024. The increase of 8.9% for the three months ended March 31, 2025 compared to the same period in 2024 was primarily related to higher payroll and related costs.

R&D expenses primarily consist of personnel-related costs in addition to external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes.

Sales and Marketing

Sales and marketing expenses were $0.6 million for the three months ended March 31, 2025, compared to $0.8 million for the three months ended March 31, 2024. The decrease of 21.3% for the three months ended March 31, 2025 compared to the same period in 2024 was primarily related to lower payroll and related costs.

Our sales and marketing activities focus on OEM, ODM and Tier 1 customers who will license our technology.

General and Administrative

General and administrative expenses were $0.9 million for the three months ended March 31, 2025, compared to $1.0 million for the three months ended March 31, 2024. The decrease of 12.3% for the three months ended March 31, 2025, compared to the same period in 2024 was primarily related to lower payroll and related costs.

Other Income

Other income was $0.2 million for the three months ended March 31, 2025, compared to $0.2 million for the three months ended March 31, 2024. The other income for the period was mainly related to interest income earned.

Income Taxes

Our effective tax rate was 0.6% for the three months ended March 31, 2025, compared to (0.6)% for the three months ended March 31, 2024. The tax rate is due to global intangible low-taxed income and change in valuation allowance.

Net Loss

As a result of the factors discussed above, we recorded a loss from continuing operations of $1.8 million for the three months ended March 31, 2025, and $1.7 million for the same periods in 2024.

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

As of March 31, 2025, we had cash and cash equivalents of $15.0 million, as compared to $16.4 million as of December 31, 2024. Based on our current cash position, and assuming currently planned expenditures and level of operations, we believe we have sufficient capital to fund operations for the twelve-month period subsequent to the date of this Report.

Working capital (current assets less current liabilities) was $14.1 million as of March 31, 2025, compared to $16.1 million as of December 31, 2024.

Net cash used in operating activities for combined continuing and discontinued operations for the three months ended March 31, 2025, was $1.4 million and was primarily the result of a net loss of $1.7 million and approximately $0.1 million in non-cash operating expenses, comprised of depreciation and amortization and amortization of operating lease right-of-use assets and changes in operating assets and liabilities of $0.2 million. Net cash used in operating activities for combined continuing and discontinued operations for the three months ended March 31, 2024, was $1.9 million and was primarily the result of a net loss of $2.1 million and approximately $0.3 million in non-cash operating expenses, comprised of stock-based compensation expense, depreciation and amortization, amortization of operating lease right-of-use assets and inventory impairment loss and changes in operating assets and liabilities of $0.2 million.

Net cash used in investing activities for the three months ended March 31, 2025, was approximately $40,000 and was primarily the result of purchase of property and equipment. Net cash used in investing activities for the three months ended March 31, 2024, was zero.

Net cash used in financing activities for the three months ended March 31, 2025 and 2024, was approximately $2,000 and $9,000, respectively, and was primarily the result of principal payments on finance leases.

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses for combined continuing and discontinued operations of approximately $1.7 million for the three ended March 31, 2025, compared to $1.7 million for the three months ended March 31, 2024, and had an accumulated deficit of approximately $225.8 million and $224.1 million as of March 31, 2025 and December 31, 2024, respectively. In addition, operating activities used cash of approximately $1.4 million and $1.9 million for the three months ended March 31, 2025 and 2024, respectively.

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

For total rent expense for combined continuing and discontinued operations, we recorded $104,000 for the three months ended March 31, 2025, compared to $126,000 for the three months ended March 31, 2024.

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC, which is used in our licensed technology. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2 million ASICs sold. As of March 31, 2025, we had made no payments to TI under the NN1002 Agreement.

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

During the three months ended March 31, 2025 and 2024, no shares were sold under the Ladenburg ATM Facility.

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

As reflected in publicly available court records, on July 14, 2023, the United States District Court for the Western District of Texas entered its final claim constructions in the Samsung case (docket number 6:20-cv-507), and based on those claim constructions, entered judgment in favor of Samsung and against Aequitas Sub. Aequitas Sub filed an appeal with the Federal Circuit in August 2023 (assigned docket number 23-2304), and oral argument was held on June 6, 2024 As reflected on the public court docket, on August 20, 2024, the Federal Circuit issued its written opinion, reversing and remanding the case to the Western District of Texas for further proceedings. Specifically, the Federal Circuit held that claim 1 of the ‘879 patent was not indefinite. Mandate issued returning the case to the Western District of Texas on September 26, 2024. On November 5, 2024, Samsung filed its Answer to the Complaint. Under the current schedule order, the parties are set to conclude fact discovery on May 23, 2025. Trial is scheduled to begin on October 24, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2025 due to the material weaknesses in internal control over financial reporting that are described in our Annual Report on Form 10-K for the year ended December 31, 2024.

We identified a material weakness in the design and operation of our internal controls over financial reporting in the “Control Activities” component of the Committee of Sponsoring Organizations (COSO) framework related to a lack of information technology general controls to prevent the risk of management override. Specifically, we identified system limitations that do not facilitate proper segregation of duties within multiple systems and a lack of mitigating business process level controls to address the risk of management override of controls over the preparation and review of manual journal entries and in key accounting processes. The Company has implemented user specific permission sets in the identified systems to facilitate proper segregation of duties. The Company also implemented a separate control to monitor changelogs and approvals in the ERP system. These controls have not yet been tested to verify that they are operating effectively in remediation of the material weakness.

We identified another material weakness in the design and operation of our internal controls over financial reporting in the “Control Activities” component of the Committee of Sponsoring Organizations (COSO) framework related to a lack of sufficient controls to prevent the risk of material misstatements in the income tax calculations and related disclosures. The Company is planning to implement extended controls of the income tax calculations.

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

Changes in Internal Control over Financial Reporting

Except for the changes described to internal control above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceedings. From time to time, we may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including, but not limited to, employee, customer and vendor disputes.

Item 1A. Risk Factors

Except as described herein, there have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit #	Description
3.1	Restated Certificate of Incorporation of Neonode Inc., dated November 7, 2018 (incorporated by reference to Exhibit 3.14 of the registrant’s quarterly report on Form 10-Q (File No. 001-35526) filed on November 8, 2018)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the registrant’s current report on Form 8-K (File No. 001-35526) filed on March 10, 2023)
4.1	Description of registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to the registrant’s Form S-3 (No. 333-255964), filed on May 10, 2021)
10.1+	Employment Agreement, Dated March 21, 2025, by and between Neonode Technologies AB and Daniel Alexus (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K (File No. 001-35526) filed on March 24, 2025).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEONODE INC.

Date: May 14, 2025	By:	/s/ Fredrik Nihlén
Fredrik Nihlén
Chief Financial Officer,
(Principal Financial and Accounting Officer)