Form 10-Q
period 2025-06-30
Neonode Inc.
filed 2025-08-13
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

or

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

The number of shares of the registrant’s common stock outstanding as of August 11, 2025 was 16,782,922.

NEONODE INC.

Quarterly Report on Form 10-Q

For the Fiscal Quarter Ended June 30, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEONODE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$13,238	$16,427
Accounts receivable and unbilled revenues, net	365	732
Contract assets	240	51
Prepaid expenses and other current assets	521	475
Current assets of discontinued operations	41	-
Total current assets	14,405	17,685

Non-current assets:
Property and equipment, net	99	62
Operating lease right-of-use assets, net	554	634
Total non-current assets	653	696
Total assets	$15,058	$18,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$231	$229
Accrued payroll and employee benefits	1,076	760
Accrued expenses	551	404
Contract liabilities	63	-
Current portion of finance lease obligations	12	2
Current portion of operating lease obligations	282	225
Total current liabilities	2,215	1,620

Non-current liabilities
Finance lease obligations, net of current portion	21	-
Operating lease obligations, net of current portion	170	319
Total non-current liabilities	191	319
Total liabilities	2,406	1,939

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, with par value of $0.001; no shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively.	-	-
Common stock, 25,000,000 shares authorized, with par value of $0.001; 16,782,922 and 16,782,922 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively.	17	17
Additional paid-in capital	240,955	240,955
Accumulated other comprehensive loss	(639)	(450)
Accumulated deficit	(227,681)	(224,080)
Total stockholders’ equity	12,652	16,442
Total liabilities and stockholders’ equity	$15,058	$18,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues:
License fees	$404	$614	$901	$1,387
Non-recurring engineering	195	187	211	228
Total revenues	599	801	1,112	1,615

Cost of revenues:
Non-recurring engineering	6	24	15	41
Total cost of revenues	6	24	15	41
Gross margin	593	777	1,097	1,574

Operating expenses:
Research and development	1,074	975	2,049	1,870
Sales and marketing	596	544	1,238	1,360
General and administrative	1,033	1,047	1,885	2,019
Total operating expenses	2,703	2,566	5,172	5,249

Operating loss	(2,110)	(1,789)	(4,075)	(3,675)
Other income, net	126	123	281	303
Loss before provision for income taxes	(1,984)	(1,666)	(3,794)	(3,372)
Provision for income taxes	-	11	(10)	21
Loss from continuing operations	(1,984)	(1,677)	(3,784)	(3,393)
Income (loss) from discontinued operations	116	(18)	183	(386)
Net loss	$(1,868)	$(1,695)	$(3,601)	$(3,779)

Loss per common share:
Basic and diluted loss per share from continuing operations	$(0.12)	$(0.11)	$(0.23)	$(0.22)
Basic and diluted loss per share from discontinued operations	0.01	-	0.01	(0.03)
Basic and diluted loss per share(a)	$(0.11)	$(0.11)	$(0.21)	$(0.25)
Basic and diluted – weighted average number of common shares outstanding	16,783	15,359	16,783	15,359

(a)	May not sum due to rounding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net loss	$(1,868)	$(1,695)	$(3,601)	$(3,779)

Other comprehensive loss:
Foreign currency translation adjustments	(55)	(32)	(189)	(66)
Other comprehensive loss	(55)	(32)	(189)	(66)
Comprehensive loss	$(1,923)	$(1,727)	$(3,790)	$(3,845)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

For the three and six months ended June 30, 2025 and 2024

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances, December 31, 2024	16,783	$17	$240,955	$(450)	$(224,080)	$16,442
Foreign currency translation adjustment	-	-	-	(134)	-	(134)
Net loss	-	-	-	-	(1,733)	(1,733)
Balances, March 31, 2025	16,783	$17	$240,955	$(584)	$(225,813)	$14,575
Foreign currency translation adjustment	-	-	-	(55)	-	(55)
Net loss	-	-	-	-	(1,868)	(1,868)
Balances, June 30, 2025	16,783	$17	$240,955	$(639)	$(227,681)	$12,652

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances, December 31, 2023	15,359	$15	$235,158	$(396)	$(217,614)	$17,163
Stock-based compensation	-	-	2	-	-	2
Foreign currency translation adjustment	-	-	-	(34)	-	(34)
Net loss	-	-	-	-	(2,084)	(2,084)
Balances, March 31, 2024	15,359	$15	$235,160	$(430)	$(219,698)	$15,047
Stock-based compensation	-	-	1	-	-	1
Foreign currency translation adjustment	-	-	-	(32)	-	(32)
Net loss	-	-	-	-	(1,695)	(1,695)
Balances, June 30, 2024	15,359	$15	$235,161	$(462)	$(221,393)	$13,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,601)	$(3,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	-	3
Loss on disposal of assets	-	18
Depreciation and amortization	23	40
Amortization of operating lease right-of-use assets	170	34
Inventory impairment loss	-	286
Recoveries of bad debt	(101)	-
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues, net	239	(344)
Inventory	-	89
Prepaid expenses and other current assets	11	362
Accounts payable, accrued payroll and employee benefits, and accrued expenses	253	149
Contract liabilities	63	41
Operating lease obligations	(167)	(34)
Net cash used in operating activities	(3,110)	(3,135)

Cash flows from investing activities:
Purchase of property and equipment	(15)	(37)
Proceeds from sale of property and equipment	-	190
Net cash provided by (used in) investing activities	(15)	153

Cash flows from financing activities:
Principal payments on finance lease obligations	(5)	(13)
Net cash used in financing activities	(5)	(13)

Effect of exchange rate changes on cash and cash equivalents	(59)	(53)

Net change in cash and cash equivalents	(3,189)	(3,048)
Cash and cash equivalents at beginning of period	16,427	16,155
Cash and cash equivalents at end of period	$13,238	$13,107

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$10	$21
Cash paid for interest	$-	$1

Supplemental disclosure of non-cash investing and financial activities:
Property and equipment obtained in exchange for finance lease obligations	$34	$-

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

Recently Issued Accounting Pronouncement Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires, among other updates, enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. The ASU also clarifies that entities with a single reportable segment are subject to both new and existing reporting requirements under Topic 280. We adopted ASU 2023-07 in the interim period ended March 31, 2025 using a retrospective method to all periods presented. See Note 6 Segment Information for further details.

Recently Issued Accounting Pronouncements Pending Adoption

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which updates several disclosures regarding the accounting for income taxes. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024. We are currently evaluating the impact ASU 2023-09 will have on our consolidated financial statements.

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

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won and Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the condensed consolidated balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Foreign currency translation losses were $(55,000) and $(189,000) and $(32,000) and $(66,000) during the three and six months ended June 30, 2025 and 2024, respectively. Gains resulting from foreign currency transactions are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and were $(12,000) and $68,000 and $(3,000) and $2,000 during the three and six months ended June 30, 2025 and 2024, respectively.

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses for combined continuing and discontinued operations of approximately $1.9 million and $3.6 million and $1.7 million and $3.8 million for the three and six months ended June 30, 2025 and 2024, respectively and had an accumulated deficit of approximately $227.7 million and $224.1 million as of June 30, 2025 and December 31, 2024, respectively. In addition, operating activities used cash of approximately $3.1 million and $3.1 million for the six months ended June 30, 2025 and 2024, respectively.

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

As of June 30, 2025, three of our customers represented approximately 95.0% of our consolidated accounts receivable and unbilled revenues.

As of December 31, 2024, four of our customers represented approximately 80.9% of our consolidated accounts receivable and unbilled revenues.

Customers who accounted for 10.0% or more of our net revenues during the three months ended June 30, 2025 are as follows:

●	Commercial Vehicle OEM – 34.1%

●	Seiko Epson – 23.8%

●	Hewlett-Packard Company– 19.1%

●	Alps Alpine – 17.5%

Customers who accounted for 10.0% or more of our net revenues during the six months ended June 30, 2025 are as follows:

●	Seiko Epson – 30.8%

●	Alps Alpine – 22.3%

●	Commercial Vehicle OEM – 21.3%

●	Hewlett-Packard Company – 19.3%

Customers who accounted for 10.0% or more of our net revenues during the three months ended June 30, 2024 are as follows:

●	Seiko Epson – 25.3%

●	Commercial Vehicle OEM – 24.8%

●	Alps Alpine – 23.2%

●	Hewlett-Packard Company – 16.8%

Customers who accounted for 10.0% or more of our net revenues during the six months ended June 30, 2024 are as follows:

●	Hewlett-Packard Company – 23.9%

●	Alps Alpine – 23.0%

●	Seiko Epson – 22.5%

●	Commercial Vehicle OEM – 13.8%

Revenues

The following tables present the net revenues distribution by geographical area and market:

	Three months ended June 30,
	2025		2024
(in thousands)	Amount	Percentage	Amount	Percentage
North America
Net revenues from Automotive	$-	-%	$-	-%
Net revenues from IT & Industrial	115	100.0%	155	100.0%
	$115	100.0%	$155	100.0%

Asia Pacific
Net revenues from Automotive	$105	39.3%	$206	48.5%
Net revenues from IT & Industrial	162	60.7%	219	51.5%
	$267	100.0%	$425	100.0%

Europe, Middle East and Africa
Net revenues from Automotive	$217	100.0%	$221	100.0%
Net revenues from IT & Industrial	-	-%	-	-%
	$217	100.0%	$221	100.0%

	Six months ended June 30,
	2025		2024
(in thousands)	Amount	Percentage	Amount	Percentage
North America
Net revenues from Automotive	$-	-%	$-	-%
Net revenues from IT & Industrial	228	100.0%	426	100.0%
	$228	100.0%	$426	100.0%

Asia Pacific
Net revenues from Automotive	$248	39.7%	$454	51.6%
Net revenues from IT & Industrial	376	60.3%	425	48.4%
	$624	100.0%	$879	100.0%

Europe, Middle East and Africa
Net revenues from Automotive	$260	100.0%	$310	100.0%
Net revenues from IT & Industrial	-	-%	-	-%
	$260	100.0%	$310	100.0%

Contract Liabilities

The following table presents our deferred revenues by source:

(in thousands)	June 30, 2025	December 31, 2024
Deferred revenues license fees	$50	$-
Deferred revenues non-recurring engineering	13
	$63	$-

During the three and six months ended June 30, 2025 and 2024, the Company recognized revenues of approximately $25,000 and $0 and $25,000 and $2,000 respectively, related to contract liabilities outstanding at the beginning of the period.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of June 30, 2025 and December 31, 2024. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of June 30, 2025 and December 31, 2024, we had no unrecognized tax benefits.

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

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations are presented separately in the condensed consolidated balance sheets for all periods presented. On June 30, 2025 and December 31, 2024, these balances consisted of assets and liabilities of the Company’s Products business.

The following table presents a reconciliation of the carrying amounts of the major classes of these assets and liabilities to the assets and liabilities of discontinued operations as presented on the Company’s condensed consolidated balance sheets:

	June 30,	December 31,
(in thousands)	2025	2024
ASSETS OF DISCONTINUED OPERATIONS
Current assets:
Accounts receivable and unbilled revenues, net	$41	$-
Total current assets of discontinued operations	41	-
Total assets of discontinued operations	$41	$-

Income (Loss) from Discontinued Operations

Discontinued operations for the three and six months ended June 30, 2025 and 2024, respectively, consists of results from the Company’s products business.

The following table provides details about the major classes of line items constituting “Income (loss) from discontinued operations” as presented on the Company’s condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Revenues:
Products	$45	$623	$112	$823
Total revenues	45	623	112	823

Cost of revenues:
Products	36	461	36	841
Total cost of revenues	36	461	36	841
Gross (loss) margin	9	162	76	(18)

Operating expenses:
Sales and marketing	(107)	-	(107)	-
General and administrative	-	180	-	368
Total operating expenses	(107)	180	(107)	368

Operating income (loss)	116	(18)	183	(386)
Income (loss) from discontinued operations	$116	$(18)	$183	$(386)

Cash Flows Information

The following table presents cash flow information for discontinued operations:

	Six months ended June 30,
(in thousands)	2025	2024
Depreciation and amortization	$-	$15
Amortization of operating lease ROU assets	-	17
Inventory impairment loss	-	278

3. Stockholders’ Equity

At-the-Market Facility

On May 10, 2021, we entered into an At Market Issuance Sales Agreement (the “B. Riley Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley Securities”) with respect to an “at the market” offering program (the “B. Riley ATM Facility”), under which we may, from time to time, in our sole discretion, issue and sell through B. Riley Securities, acting as sales agent, up to $25 million of shares of our common stock, in any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). On May 29, 2024, we terminated the B. Riley Sales Agreement with B. Riley Securities.

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

5. Net Loss per Share

Basic net loss per share of common stock for the three and six months ended June 30, 2025 and 2024 was computed by dividing the net loss attributable to common stockholders of the Company for the relevant period by the weighted average number of shares of common stock outstanding. Diluted loss per share of common stock is computed by dividing net loss attributable to common stockholders of the Company for the relevant period by the weighted average number of shares of common stock and common stock equivalents outstanding excluding potential common stock equivalents that are anti-dilutive.

The Company had no potential common stock equivalents for the three and six months ended June 30, 2025 and 2024, respectively.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
BASIC AND DILUTED
Weighted average number of shares of common stock outstanding	16,783	15,359	16,783	15,359
Loss from continuing operations	$(1,984)	$(1,677)	$(3,784)	$(3,393)
Income (loss) from discontinued operations	116	(18)	183	(386)
Net loss	$(1,868)	$(1,695)	$(3,601)	$(3,779)

Loss per share from continuing operations - basic and diluted	$(0.12)	$(0.11)	$(0.23)	$(0.22)
Loss per share from discontinued operations - basic and diluted	0.01	-	0.01	(0.03)
Net loss per share - basic and diluted(a)	$(0.11)	$(0.11)	$(0.21)	$(0.25)

(a)	May not sum due to rounding.

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

The following table presents key financial information with respect to the Company’s single operating segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Revenues	$599	$801	$1,112	$1,615

Costs and expenses(a)
Cost of revenues	5	24	14	41
Product R&D	44	29	85	68
General and administrative, including rent	350	359	546	723
Payroll and related	1,917	1,706	3,620	3,428
Professional fees and IP	290	406	659	733
Marketing and travel	94	82	254	317
Total costs and expenses	2,700	2,606	5,178	5,310
Other segment items(b)	(9)	17	(9)	20
Other income, net	126	122	281	303
Loss before provision for income taxes	(1,984)	(1,666)	(3,794)	(3,372)
Provision for income taxes	-	11	(10)	21
Loss from continuing operations	$(1,984)	$(1,677)	$(3,784)	$(3,393)

(a)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision-maker.

(b)	Other segment items primarily include depreciation and amortization, payroll and related - re-allocated to cost of revenues, and stock options expense.

The following table presents the long-lived assets property and equipment and right-of-use assets by geographic area:

	June 30,	December 31,
	2025	2024
Sweden	$653	$696
Total	$653	$696

We report revenues from external customers based on the country where the customer is located. The following table presents net revenues by country:

	Three months ended June 30,
	2025		2024
(in thousands)	Amount	Percentage	Amount	Percentage
Japan	$262	43.7%	$403	50.3%
Sweden	204	34.1%	198	24.7%
Germany	13	2.2%	23	2.9%
China	4	0.7%	1	0.1%
South Korea	1	0.2%	21	2.6%
Other		-%	-	-%
	$484	80.8%	$646	80.6%
United States	115	19.2%	155	19.4%
	$599	100.0%	$801	100.0%

	Six months ended June 30,
	2025		2024
(in thousands)	Amount	Percentage	Amount	Percentage
Japan	$612	55.0%	$789	48.9%
Sweden	237	21.3%	223	13.8%
Germany	23	2.1%	87	5.4%
China	10	0.9%	7	0.4%
South Korea	1	0.1%	83	5.1%
Other	1	0.1%	-	-%
	$884	79.5%	$1,189	73.6%
United States	228	20.5%	426	26.4%
	$1,112	100.0%	$1,615	100.0%

7. Subsequent Events

On July 4, 2025, new U.S tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or the "OBBB Act") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBB Act makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on the results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. For example, statements in this Quarterly Report regarding our plans, strategy and focus areas are forward-looking statements. You can identify some forward-looking statements by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “goal,” “plan,” and similar expressions. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to our history of losses since inception, our dependence on a limited number of customers, our reliance on our customers’ ability to design, manufacture and sell products that incorporate our touch technology, the length of a product development and release cycle, our and our customers’ reliance on component suppliers, the difficulty in verifying royalty amounts owed to us, our ability to remain competitive in response to new technologies, our dependence on key members of our management and development team, the costs to defend, as well as risks of losing, patents and intellectual property rights, our ability to obtain adequate capital to fund future operations, and general economic conditions, including inflation, or other effects related to future pandemics or epidemics, or geopolitical conflicts such as the ongoing war in Ukraine or the Gaza Strip. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” and elsewhere in this Quarterly Report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the date of this Quarterly Report. Because actual events or results may differ materially from those discussed in or implied by forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. We do not undertake responsibility to update or revise any of these factors or to announce publicly any revision to forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of June 30, 2025, we had 37 valid technology license agreements with global OEMs, Original Design Manufacturers (“ODMs”) and automotive Tier 1 suppliers.

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

Results of Operations

A summary of our financial results is as follows:

	Three months ended June 30,		Variance in
(in thousands, except percentages)	2025	2024	Dollars	Percent
Revenues:
License fees	$404	$614	$(210)	(34.2)%
Percentage of revenue	67.4%	76.7%
Non-recurring engineering	$195	$187	$8	4.3%
Percentage of revenue	32.6%	23.3%
Total Revenue	$599	$801	$(202)	(25.2)%

Cost of revenues:
Non-recurring engineering	$6	$24	$(18)	(75.0)%
Percentage of revenue	1.0%	3.0%
Total cost of revenues	$6	$24	$(18)	(75.0)%
Total gross margin	$593	$777	$(184)	(23.7)%

Operating expenses:
Research and development	$1,074	$975	$99	10.2%
Percentage of revenue	179.3%	121.7%
Sales and marketing	596	544	52	9.6%
Percentage of revenue	99.5%	67.9%
General and administrative	1,033	1,047	(14)	(1.3)%
Percentage of revenue	172.5%	130.7%
Total operating expenses	$2,703	$2,566	$137	5.3%
Percentage of revenue	451.3%	320.3%

Operating loss	$(2,110)	$(1,789)	$(321)	17.9%
Percentage of revenue	(352.3)%	(223.3)%
Other income, net	126	123	3	2.4%
Percentage of revenue	21.0%	15.4%
Provision for income taxes	-	11	(11)	(100.0)%
Percentage of revenue	-%	1.4%
Loss from continuing operations	$(1,984)	$(1,677)	$(307)	18.3%
Percentage of revenue	(331.2)%	(209.4)%
Loss per share from continuing operations - basic and diluted	$(0.12)	$(0.11)	$(0.01)	9.1%

	Six months ended June 30,		Variance in
(in thousands, except percentages)	2025	2024	Dollars	Percent
Revenues:
License fees	$901	$1,387	$(486)	(35.0)%
Percentage of revenue	81.0%	85.9%
Non-recurring engineering	$211	$228	$(17)	(7.5)%
Percentage of revenue	19.0%	14.1%
Total Revenue	$1,112	$1,615	$(503)	(31.1)%

Cost of revenues:
Non-recurring engineering	$15	$41	$(26)	(63.4)%
Percentage of revenue	1.3%	2.5%
Total cost of revenues	$15	$41	$(26)	(63.4)%
Total gross margin	$1,097	$1,574	$(477)	(30.3)%

Operating expenses:
Research and development	$2,049	$1,870	$179	9.6%
Percentage of revenue	184.3%	115.8%
Sales and marketing	1,238	1,360	(122)	(9.0)%
Percentage of revenue	111.3%	84.2%
General and administrative	1,885	2,019	(134)	(6.6)%
Percentage of revenue	169.5%	125.0%
Total operating expenses	$5,172	$5,249	$(77)	(1.5)%
Percentage of revenue	465.1%	325.0%

Operating loss	$(4,075)	$(3,675)	$(400)	10.9%
Percentage of revenue	(366.5)%	(227.6)%
Other income, net	281	303	(22)	(7.3)%
Percentage of revenue	25.3%	18.8%
Provision for income taxes	(10)	21	(31)	(147.6)%
Percentage of revenue	(0.9)%	1.3%
Loss from continuing operations	$(3,784)	$(3,393)	$(391)	11.5%
Percentage of revenue	(340.3)%	(210.1)%
Loss per share from continuing operations - basic and diluted	$(0.23)	$(0.22)	$(0.01)	4.5%

Revenues

All of our sales for the three and six months ended June 30, 2025 and 2024 were to customers located in the United States, Europe and Asia.

Total revenues were $0.6 million and $1.1 million for the three and six months ended June 30 2025, respectively, compared to $0.8 million and $1.6 million for the same periods in 2024, respectively. The decrease in total revenues of 25.2% for the three months ended June 30, 2025, as compared to the same period in 2024, is explained by lower license fees. The decrease in total revenues of 31.1% for the six months ended June 30, 2025, as compared to the same period in 2024, is explained by lower license fees and non-recurring revenues.

License Fees

Revenues from license fees were $0.4 million and $0.9 million for the three and six months ended June 30, 2025, respectively, compared to $0.6 million and $1.4 million for the same periods in 2024, respectively. The decrease of 34.2% for the three months ended June 30, 2025, as compared to the same period in 2024, was mainly due to lower demand for our legacy customers’ products within printer and passenger car touch applications. The decrease of 35.0% for the six months ended June 30, 2025, as compared to the same period in 2024, was mainly due to lower demand for our legacy customers’ products within printer and passenger car touch applications.

Non-recurring Engineering

Revenues from non-recurring engineering were $0.2 million and $0.2 million for the three and six months ended June 30, 2025, respectively, compared to $0.2 million and $0.2 million for the same periods in 2024, respectively. Most of our non-recurring engineering revenues are related to application development and proof-of-concept projects related to our zForce and MultiSensing technology platforms. The increase of 4.3% for the three months ended June 30, 2025, as compared to the same period in 2024, was the result of delivery in the Commercial OEM DMS project. The decrease of 7.5% for the six months ended June 30, 2025, as compared to the same period in 2024, was the result of fewer projects.

The following tables presents the net revenues by market and revenue stream:

	Three months ended June 30,
	2025		2024
(in thousands)	Amount	Percentage	Amount	Percentage
Automotive
License fees	$143	44.3%	$255	59.6%
Non-recurring engineering	180	55.7%	173	40.4%
	$323	100.0%	$428	100.0%

IT & Industrial
License fees	$261	94.6%	$359	96.2%
Non-recurring engineering	15	5.4%	14	3.8%
	$276	100.0%	$373	100.0%

	Six months ended June 30,
	2025		2024
(in thousands)	Amount	Percentage	Amount	Percentage
Automotive
License fees	$321	63.1%	$592	77.4%
Non-recurring engineering	188	36.9%	173	22.6%
	$509	100.0%	$765	100.0%

IT & Industrial
License fees	$580	96.2%	$795	93.5%
Non-recurring engineering	23	3.8%	55	6.5%
	$603	100.0%	$850	100.0%

Gross Margin

Our gross margin was 99.0% and 98.7% for the three and six months ended June 30, 2025, respectively, compared to 97.0% and 97.5% for the same periods in 2024, respectively.

Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contracts.

Research and Development

Research and development (“R&D”) expenses were $1.1 million and $2.0 million for the three and six months ended June 30, 2025, respectively, compared to $1.0 million and $1.9 million for the same periods in 2024, respectively. The increase of 10.2% for the three months ended June 30, 2025 compared to the same period in 2024 was primarily related to higher payroll and related costs. The increase of 9.6% for the six months ended June 30, 2025 compared to the same period in 2024 was primarily related to higher payroll and related costs.

R&D expenses primarily consist of personnel-related costs in addition to external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes.

Sales and Marketing

Sales and marketing expenses were $0.6 million and $1.2 million for the three and six months ended June 30, 2025, respectively, compared to $0.5 million and $1.4 million for the same periods in 2024, respectively. The increase of 9.6% for the three months ended June 30, 2025 compared to the same period in 2024 was primarily related to higher payroll and related costs. The decrease of 9.0% for the six months ended June 30, 2025 compared to the same period in 2024 was primarily related to lower payroll and related costs and lower spend in marketing.

Our sales and marketing activities focus on OEM, ODM and Tier 1 customers who will license our technology.

General and Administrative

General and administrative expenses were $1.0 million and $1.9 million for the three and six months ended June 30, 2025, respectively, compared to $1.0 million and $2.0 million for the same periods in 2024, respectively. The decrease of 1.3% for the three months ended June 30, 2025, compared to the same period in 2024, was primarily related to lower professional fees offset by higher payroll and related costs. The decrease of 6.6% for the six months ended June 30, 2025, compared to the same period in 2024, was primarily related to lower overall costs.

Other Income

Other income was $0.1 million and $0.3 million for the three and six months ended June 30, 2025, respectively, compared to $0.1 million and $0.3 million for the same periods in 2024, respectively. The other income for the period was mainly related to interest income earned.

Income Taxes

Our effective tax rate was zero and 0.3% for the three and six months ended June 30, 2025, respectively, compared to (0.7)% and (0.6)% for the same periods in 2024, respectively. The tax rate is due to global intangible low-taxed income and change in valuation allowance.

Net Loss

As a result of the factors discussed above, we recorded a loss from continuing operations of $1.9 million and $3.7 million for the three and six months ended June 30, 2025, respectively, and $1.7 million and $3.4 million for the same periods in 2024, respectively.

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

As of June 30, 2025, we had cash and cash equivalents of $13.2 million, as compared to $16.4 million as of December 31, 2024. Based on our current cash position, and assuming currently planned expenditures and level of operations, we believe we have sufficient capital to fund operations for the twelve-month period subsequent to the date of this Report.

Working capital (current assets less current liabilities) was $12.1 million as of June 30, 2025, compared to $16.1 million as of December 31, 2024.

Net cash used in operating activities for combined continuing and discontinued operations for the six months ended June 30, 2025, was $3.1 million and was primarily the result of a net loss of $3.6 million and approximately $0.1 million in non-cash operating expenses, comprised of depreciation and amortization and amortization of operating lease right-of-use assets and changes in operating assets and liabilities of $0.4 million. Net cash used in operating activities for combined continuing and discontinued operations for the six months ended June 30, 2024, was $3.1 million and was primarily the result of a net loss of $3.8 million and approximately $0.4 million in non-cash operating expenses, comprised of stock-based compensation expense, depreciation and amortization, amortization of operating lease right-of-use assets and inventory impairment loss and changes in operating assets and liabilities of $0.2 million.

Net cash used in investing activities for the six months ended June 30, 2025, was approximately $15,000 and was primarily the result of purchase of property and equipment. Net cash provided by investing activities for the six months ended June 30, 2024, was approximately $153,000 and was primarily proceeds from sale of property and equipment offset by purchase of property and equipment.

Net cash used in financing activities for the six months ended June 30, 2025 and 2024, was approximately $5,000 and $13,000, respectively, and was primarily the result of principal payments on finance leases.

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses for combined continuing and discontinued operations of approximately $1.9 million and $3.6 million for the three and six months ended June 30, 2025, respectively, compared to $1.7 million and $3.8 million for the same periods in 2024, respectively, and had an accumulated deficit of approximately $227.7 million and $224.1 million as of June 30, 2025 and December 31, 2024, respectively. In addition, operating activities used cash of approximately $3.1 million and $3.1 million for the six months ended June 30, 2025 and 2024, respectively.

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

For total rent expense for combined continuing and discontinued operations, we recorded $115,000 and $219,000 for the three and six months ended June 30, 2025, respectively, compared to $123,000 and $249,000 for the same periods in 2024.

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC, which is used in our licensed technology. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2 million ASICs sold. As of June 30, 2025, we had made no payments to TI under the NN1002 Agreement.

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

During the three and six months ended June 30, 2025 and 2024, no shares were sold under the Ladenburg ATM Facility.

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

As reflected in publicly available court records, on July 14, 2023, the United States District Court for the Western District of Texas entered its final claim constructions in the Samsung case (docket number 6:20-cv-507), and based on those claim constructions, entered judgment in favor of Samsung and against Aequitas Sub. Aequitas Sub filed an appeal with the Federal Circuit in August 2023 (assigned docket number 23-2304), and oral argument was held on June 6, 2024 As reflected on the public court docket, on August 20, 2024, the Federal Circuit issued its written opinion, reversing and remanding the case to the Western District of Texas for further proceedings. Specifically, the Federal Circuit held that claim 1 of the ‘879 patent was not indefinite. Mandate issued returning the case to the Western District of Texas on September 26, 2024. On November 5, 2024, Samsung filed its Answer to the Complaint. On June 13, 2025, the parties submitted a joint motion to stay all deadlines for thirty (30) days as the parties had reached a “settlement in principle.” On June 20, 2025, the Court granted the motion to stay and ordered that all deadlines be stayed until July 21, 2025. On July 17, 2025, the parties submitted a joint motion to extend the stay for an additional thirty days “so that the settlement agreement can be finalized and appropriate dismissal papers submitted.” On August 5, 2025, the Court granted the parties request to extend the stay until August 20, 2025.

The case against Apple remains pending in the United States District Court for the Northern District of California (docket number 21-cv-8872). On November 13, 2024, the Court granted the parties’ motion to continue the stay pending resolution of the Samsung case pending in the Western District of Texas (case number 20-cv-00507-ADA) by settlement or final judgment.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2025 due to the material weaknesses in internal control over financial reporting that are described in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Changes in Internal Control over Financial Reporting

Except for the changes described to internal control above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

NEONODE INC.

Date: August 13, 2025	By:	/s/ Fredrik Nihlén
Fredrik Nihlén
Chief Financial Officer
(Principal Financial and Accounting Officer)