Form 10-Q
period 2025-09-30
Neonode Inc.
filed 2025-11-06
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

or

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

The number of shares of the registrant’s common stock outstanding as of November 3, 2025 was 16,782,922.

NEONODE INC.

Quarterly Report on Form 10-Q

For the Fiscal Quarter Ended September 30, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NEONODE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$11,585	$16,427
Accounts receivable and unbilled revenues, net	649	732
Contract asset	-	51
Prepaid expenses and other current assets	529	475
Receivable from patent assignment	19,389	-
Current assets of discontinued operations	41	-
Total current assets	32,193	17,685

Non-current assets:
Property and equipment, net	160	62
Operating lease right-of-use assets, net	466	634
Total non-current assets	626	696
Total assets	$32,819	$18,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$525	$229
Accrued payroll and employee benefits	909	760
Accrued expenses	248	404
Accrued broker fee from patent assignment	3,878	-
Contract liabilities	62	-
Current portion of finance lease obligations	12	2
Current portion of operating lease obligations	295	225
Total current liabilities	5,929	1,620

Non-current liabilities:
Finance lease obligations, net of current portion	18	-
Operating lease obligations, net of current portion	69	319
Total non-current liabilities	87	319
Total liabilities	6,016	1,939

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, with par value of $0.001; no shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	-	-
Common stock, 25,000,000 shares authorized, with par value of $0.001; 16,782,922 and 16,782,922 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	17	17
Additional paid-in capital	240,955	240,955
Accumulated other comprehensive loss	(672)	(450)
Accumulated deficit	(213,497)	(224,080)
Total stockholders’ equity	26,803	16,442
Total liabilities and stockholders’ equity	$32,819	$18,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
License fees	$406	$731	$1,307	$2,118
Non-recurring engineering	24	107	235	335
Total revenues	430	838	1,542	2,453

Cost of revenues:
Non-recurring engineering	9	23	24	64
Total cost of revenues	9	23	24	64
Gross margin	421	815	1,518	2,389

Operating expenses:
Research and development	794	822	2,843	2,692
Sales and marketing	466	484	1,704	1,844
General and administrative	862	734	2,747	2,696
Total operating expenses	2,122	2,040	7,294	7,232

Gain from patent assignment	19,389	-	19,389	-
Broker fee from patent assignment	(3,878)	-	(3,878)	-

Operating income (loss)	13,810	(1,225)	9,735	(4,843)
Other income, net	124	171	405	455
Income (loss) before provision for income taxes	13,934	(1,054)	10,140	(4,388)
Provision for income taxes	-	(11)	(10)	10
Income (loss) from continuing operations	13,934	(1,043)	10,150	(4,398)
Income (loss) from discontinued operations	250	(44)	433	(468)
Net income (loss)	$14,184	$(1,087)	$10,583	$(4,866)

Income (loss) per common share:
Basic and diluted income (loss) per share from continuing operations	$0.83	$(0.07)	$0.60	$(0.28)
Basic and diluted income (loss) per share from discontinued operations	0.01	-	0.03	(0.03)
Basic and diluted net income (loss) per share⁽ᵃ⁾	$0.85	$(0.07)	$0.63	$(0.31)
Basic and diluted – weighted average number of common shares outstanding	16,783	15,980	16,783	15,568

(a)	May not sum due to rounding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss)	$14,184	$(1,087)	$10,583	$(4,866)

Other comprehensive loss:
Foreign currency translation adjustments	(33)	(30)	(222)	(96)
Total other comprehensive loss	(33)	(30)	(222)	(96)
Comprehensive income (loss)	$14,151	$(1,117)	$10,361	$(4,962)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

For the three and nine months ended September 30, 2025 and 2024

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balances, December 31, 2024	16,783	$17	$240,955	$(450)	$(224,080)	$16,442
Foreign currency translation adjustment	-	-	-	(134)	-	(134)
Net loss	-	-	-	-	(1,733)	(1,733)
Balances, March 31, 2025	16,783	$17	$240,955	$(584)	$(225,813)	$14,575
Foreign currency translation adjustment	-	-	-	(55)	-	(55)
Net loss	-	-	-	-	(1,868)	(1,868)
Balances, June 30, 2025	16,783	$17	$240,955	$(639)	$(227,681)	$12,652
Foreign currency translation adjustment	-	-	-	(33)	-	(33)
Net income	-	-	-		14,184	14,184
Balances, September 30, 2025	16,783	$17	$240,955	$(672)	$(213,497)	$26,803

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balances, December 31, 2023	15,359	$15	$235,158	$(396)	$(217,614)	$17,163
Stock-based compensation	-	-	2	-	-	2
Foreign currency translation adjustment	-	-	-	(34)	-	(34)
Net loss	-	-	-	-	(2,084)	(2,084)
Balances, March 31, 2024	15,359	$15	$235,160	$(430)	$(219,698)	$15,047
Stock-based compensation	-	-	1	-	-	1
Foreign currency translation adjustment	-	-	-	(32)	-	(32)
Net loss	-	-	-	-	(1,695)	(1,695)
Balances, June 30, 2024	15,359	$15	$235,161	$(462)	$(221,393)	$13,321
Stock-based compensation	-	-	-	-	-	-
Issuance of shares for cash, net of offering costs	1,424	2	5,794	-	-	5,796
Foreign currency translation adjustment	-	-	-	(30)	-	(30)
Net loss	-	-	-	-	(1,087)	(1,087)
Balances, September 30, 2024	16,783	$17	$240,955	$(492)	$(222,480)	$18,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine months ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$10,583	$(4,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	-	3
Gain from patent assignment	(19,389)	-
Loss on disposal of assets	2	18
Depreciation and amortization	37	49
Amortization of operating lease right-of-use assets	261	52
Inventory impairment loss	-	287
Recoveries of bad debt	(138)	-
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues, net	232	(105)
Inventory	-	132
Prepaid expenses and other current assets	9	153
Accounts payable, accrued payroll and employee benefits, and accrued expenses	84	(115)
Accrued broker fee from patent assignment	3,878	-
Contract liabilities	62	15
Operating lease obligations	(258)	(52)
Net cash used in operating activities	(4,637)	(4,429)

Cash flows from investing activities:
Purchase of property and equipment	(90)	(37)
Proceeds from sale of property and equipment	-	190
Net cash provided by (used in) investing activities	(90)	153

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	-	5,796
Principal payments on finance lease obligations	(8)	(15)
Net cash used in financing activities	(8)	5,781

Effect of exchange rate changes on cash and cash equivalents	(107)	(61)

Net change in cash and cash equivalents	(4,842)	1,444
Cash and cash equivalents at beginning of period	16,427	16,155
Cash and cash equivalents at end of period	$11,585	$17,599

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$(10)	$10
Cash paid for interest	$-	$1

Supplemental disclosure of non-cash investing and financial activities:
Property and equipment obtained in exchange for finance lease obligations	$34	$-
Receivable from patent assignment	$19,389	$-

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

In July 2025, the FASB issued ASU 2025‑05, Financial Instruments—Credit Losses (Topic 32): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient to measure credit losses on current accounts receivable and current contracts assets. The practical expedient allows companies to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when measuring credit losses. This standard is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those fiscal years, with early adoption permitted, and should be applied on a prospective basis. We are currently evaluating the impact of adopting ASU 2025-05.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won and Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the condensed consolidated balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Foreign currency translation losses were $(33,000) and $(222,000) and $(30,000) and $(96,000) during the three and nine months ended September 30, 2025 and 2024, respectively. Gains resulting from foreign currency transactions are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and were $(13,000)and $67,000 and $(3,000) and $(1,000) during the three and nine months ended September 30, 2025 and 2024, respectively.

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net income for combined continuing and discontinued operations of approximately $14.2 million and $10.6 million and net loss of $1.1 million and $4.9 million for the three and nine months ended September 30, 2025 and 2024, respectively and had an accumulated deficit of approximately $213.5 million and $224.1 million as of September 30, 2025 and December 31, 2024, respectively. In addition, operating activities used cash of approximately $4.6 million and $4.4 million for the nine months ended September 30, 2025 and 2024, respectively.

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

As of September 30, 2025, three of our customers represented approximately 83.8% of our consolidated accounts receivable and unbilled revenues.

As of December 31, 2024, four of our customers represented approximately 80.9% of our consolidated accounts receivable and unbilled revenues.

Customers who accounted for 10.0% or more of our net revenues during the three months ended September 30, 2025 are as follows:

●	Seiko Epson – 46.3%

●	Hewlett-Packard – 21.5%

●	Alps Alpine – 15.0%

Customers who accounted for 10.0% or more of our net revenues during the nine months ended September 30, 2025 are as follows:

●	Seiko Epson – 35.1%

●	Alps Alpine – 20.2%

●	Hewlett-Packard – 19.9%

●	Commercial Vehicle OEM – 17.8%

Customers who accounted for 10.0% or more of our net revenues during the three months ended September 30, 2024 are as follows:

●	Seiko Epson – 30.6%

●	Nexty Electronics – 17.9%

●	Alps Alpine – 15.3%

●	Hewlett-Packard – 14.6%

●	Commercial Vehicle OEM – 12.35%

Customers who accounted for 10.0% or more of our net revenues during the nine months ended September 30, 2024 are as follows:

●	Seiko Epson – 25.2%

●	Hewlett-Packard – 20.7%

●	Alps Alpine – 20.4%

●	Commercial Vehicle OEM – 13.4%

Revenues

The following tables present the net revenues distribution by geographical area and market (in thousands):

	Three months ended September 30,
	2025		2024
	Amount	Percentage	Amount	Percentage
North America:
Net revenues from IT & Industrial	$101	100.0%	$163	100.0%
	$101	100.0%	$163	100.0%

Asia Pacific:
Net revenues from Automotive	$65	23.2%	$143	25.9%
Net revenues from IT & Industrial	215	76.8%	409	74.1%
	$280	100.0%	$552	100.0%

Europe, Middle East and Africa:
Net revenues from Automotive	$49	100.0%	$123	100.0%
	$49	100.0%	$123	100.0%

	Nine months ended September 30,
	2025		2024
	Amount	Percentage	Amount	Percentage
North America:
Net revenues from IT & Industrial	$329	100.0%	$589	100.0%
	$329	100.0%	$589	100.0%

Asia Pacific:
Net revenues from Automotive	$313	34.6%	$597	41.7%
Net revenues from IT & Industrial	591	65.4%	834	58.3%
	$904	100.0%	$1,431	100.0%

Europe, Middle East and Africa:
Net revenues from Automotive	$309	100.0%	$433	100.0%
	$309	100.0%	$433	100.0%

Contract Liabilities

The following table presents our deferred revenues by source (in thousands):

	September 30, 2025	December 31, 2024
Deferred revenues license fees	$25	$-
Deferred revenues non-recurring engineering	37	-
	$62	$-

During the three and nine months ended September 30, 2025 and 2024, the Company recognized revenues of approximately $38,000 and $0 and $25,000 and $2,000 respectively, related to contract liabilities outstanding at the beginning of the period.

Gain from Patent Assignment and Broker Fee from Patent Assignment

In May 2019, the Company assigned a portfolio of patents to an unrelated third party. In exchange for assigning the patents, the Company was granted a limited non-exclusive, perpetual, royalty-free license to use the patents and is entitled to share in proceeds from the assignee’s monetization efforts related to the patents. The Company accounts for the patent assignment as a transfer of nonfinancial assets in accordance with Subtopic 610-20, Other Income--Gains and Losses from the Derecognition of Nonfinancial Assets, which refers to a number of principles of Topic 606 including those related to determining whether a contract exists, identifying distinct promises, determining when control is transferred and determining the transaction price including constraining estimates of variable consideration.

During the third quarter of 2025, the Company determined that approximately $19.4 million of the transaction price from the patent assignment was no longer constrained and recorded a receivable and gain on patent assignment for that amount. In addition, during the third quarter of 2025, the Company recorded a broker fee liability and expense of $3.9 million related to the patent assignment gain.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of September 30, 2025 and December 31, 2024. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of September 30, 2025 and December 31, 2024, we had no unrecognized tax benefits.

On July 4, 2025, new U.S tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or the "OBBBA") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The enactment of the OBBBA does not have a material impact on our results from operations for the current year nor do we expect the OBBBA to have a material impact on our results from operations in future years.

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

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations are presented separately in the condensed consolidated balance sheets for all periods presented. On September 30, 2025 and December 31, 2024, these balances consisted of assets and liabilities of the Company’s Products business.

The following table presents a reconciliation of the carrying amounts of the major classes of these assets and liabilities to the assets and liabilities of discontinued operations as presented on the Company’s condensed consolidated balance sheets (in thousands):

	September 30, 2025	December 31, 2024
ASSETS OF DISCONTINUED OPERATIONS
Current assets of discontinued operations:
Accounts receivable and unbilled revenues, net	$41	$-
Total current assets of discontinued operations	41	-
Total assets of discontinued operations	$41	$-

Income (Loss) from Discontinued Operations

Discontinued operations for the three and nine months ended September 30, 2025 and 2024, respectively, consists of results from the Company’s products business.

The following table provides details about the major classes of line items constituting “Income (loss) from discontinued operations” as presented on the Company’s condensed consolidated statements of operations (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Products	$226	$85	$338	$908
Total revenues	226	85	338	908

Cost of revenues:
Products	12	(19)	48	822
Total cost of revenues	12	(19)	48	822
Gross margin	214	104	290	86

Operating expenses:
Sales and marketing	(36)	-	(143)	-
General and administrative	-	148	-	573
Total operating expenses	(36)	148	(143)	573

Operating income (loss)	250	(44)	433	(487)
Other income (expense), net	-	-	-	19
Loss before provision for income taxes	250	(44)	433	(468)
Net income (loss)	$250	$(44)	$433	$(468)

Cash Flows Information

The following table presents cash flow information for discontinued operations (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Depreciation and amortization	$-	$1	$-	$19
Amortization of operating lease ROU assets	-	18	-	52
Inventory impairment loss	-	287	-	287
Purchase of property and equipment	-	-	-	(37)
Proceeds from sale of property and equipment	-	-	-	190

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

5. Net Income (Loss) per Share

Basic net income (loss) per share of common stock for the three and nine months ended September 30, 2025 and 2024 was computed by dividing the net income (loss) attributable to common stockholders of the Company for the relevant period by the weighted average number of shares of common stock outstanding. Diluted income (loss) per share of common stock is computed by dividing net income (loss) attributable to common stockholders of the Company for the relevant period by the weighted average number of shares of common stock and common stock equivalents outstanding excluding potential common stock equivalents that are anti-dilutive.

The Company had no potential common stock equivalents for the three and nine months ended September 30, 2025 and 2024, respectively.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
BASIC AND DILUTED
Weighted average number of common shares outstanding	16,783	15,980	16,783	15,568
Income (loss) from continuing operations	$13,934	$(1,043)	$10,150	$(4,398)
Income (loss) from discontinued operations	250	(44)	433	(468)
Net income (loss)	$14,184	$(1,087)	$10,583	$(4,866)

Income (loss) per share from continuing operations - basic and diluted	$0.83	$(0.07)	$0.60	$(0.28)
Income (loss) per share from discontinued operations - basic and diluted	0.01	-	0.03	(0.03)
Net income (loss) per share - basic and diluted(a)	$0.85	$(0.07)	$0.63	$(0.31)

(a)	May not sum due to rounding.

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

The following table presents key financial information with respect to the Company’s single operating segment (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$430	$838	$1,542	$2,453

Costs and expenses(a):
Cost of revenues	10	23	24	64
Product R&D	47	78	132	146
General and administrative, including rent	302	152	848	875
Payroll and related	1,257	1,508	4,877	4,898
Professional fees and IP	414	236	1,073	969
Marketing and travel	97	57	351	374
Total costs and expenses	2,127	2,054	7,305	7,326
Other segment items(b)	15,507	11	15,498	31
Other income, net	124	151	405	454
Income (loss) before provision for income taxes	13,934	(1,054)	10,140	(4,388)
Provision for income taxes	-	(11)	(10)	10
Income (loss) from continuing operations	$13,934	$(1,043)	$10,150	$(4,398)

(a)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision-maker.

(b)	Other segment items primarily include net proceeds from patent settlement, depreciation and amortization, payroll and related - re-allocated to cost of revenues, and stock options expense.

The following table presents the long-lived assets property and equipment and right-of-use assets by geographic area (in thousands):

	September 30, 2025	December 31, 2024
United States	$75	$-
Sweden	551	696
Total	$626	$696

We report revenues from external customers based on the country where the customer is located. The following table presents net revenues by country (in thousands):

	Three months ended September 30,
	2025		2024
	Amount	Percentage	Amount	Percentage
Japan	$277	64.4%	$534	63.7%
Sweden	38	8.8%	105	12.5%
Germany	11	2.6%	18	2.1%
China	4	0.9%	3	0.4%
South Korea	-	-%	14	1.7%
Other	(1)	(0.2)%	-	-%
	$329	76.5%	$674	80.4%
United States	101	23.5%	164	19.6%
Total	$430	100.0%	$838	100.0%

	Nine months ended September 30,
	2025		2024
	Amount	Percentage	Amount	Percentage
Japan	$889	57.7%	$1,324	53.9%
Sweden	275	17.8%	328	13.4%
Germany	34	2.2%	105	4.3%
China	14	0.9%	10	0.4%
South Korea	1	0.1%	96	3.9%
	$1,213	78.7%	$1,863	75.9%
United States	329	21.3%	590	24.1%
Total	$1,542	100.0%	$2,453	100.0%

7. Subsequent Events

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

Overview

Neonode provides software solutions for machine perception that feature advanced machine learning algorithms to detect and track persons and objects in video streams from cameras and other types of imagers. We base our machine perception solutions on our MultiSensing® technology platform. We market and sell our solutions to customers mainly in the automotive market. However, our solution can also be used in many other markets, and we plan to expand our solutions into new markets in the future.

Neonode also provides advanced optical sensing solutions for touch, contactless touch, and gesture sensing using our zForce® technology platform. In September 2025, we made the strategic decision to transition the zForce platform into maintenance mode. We are no longer selling the zForce technology to new customers but will continue supporting existing customers in various markets and segments such as office equipment, automotive, industrial automation, medical, military, and avionics.

Licensing

We license our MultiSensing and zForce technology to Original Equipment Manufacturers (“OEMs”) and automotive Tier 1 suppliers who embed our technology into products that they develop, manufacture and sell. Since 2010, our licensing customers have sold over 95 million devices that use our patented technology.

As of September 30, 2025, we had 37 valid technology license agreements with global OEMs, Original Design Manufacturers (“ODMs”) and automotive Tier 1 suppliers.

Our licensing customer base is primarily in the automotive and printer segments. Ten of our licensing customers are currently shipping products that embed our technology. We anticipate current customers will continue to ship products with our technology in 2025 and in future years. We also expect to expand our customer base with a number of new customers who will be looking to ship new products incorporating our MultiSensing technologies as they complete final product development and release cycles. We typically earn our license fees on a per unit basis when our customers ship products using our technology, but in the future, we may use other business models as well.

Non-recurring Engineering Services

We also offer non-recurring engineering (“NRE”) services related to application development linked to our technology platform on a flat rate or hourly rate basis.

Typically, our licensing customers require engineering support during the development and initial manufacturing phase for their products using our technology.

Global Conflicts

The ongoing war in Ukraine has impacted the global economy as the United States, the UK, the EU, and other countries have imposed broad export controls and financial and economic sanctions against Russia (a large exporter of commodities), Belarus, and specific areas of Ukraine, and may continue to impose additional sanctions or other measures. Russia may impose its own counteractive measures. We do not procure materials directly from Ukraine or Russia, but the war in Ukraine may further exacerbate ongoing supply chain disruptions that are occurring across the globe. While the precise effects on global economies from the war in Ukraine and related sanctions remain uncertain, there has been significant volatility in the financial markets, fluctuations in currency exchange rates, and an increase in energy and commodity prices globally. Should the wars continue or escalate, there may be various economic and security consequences including, but not limited to, additional supply shortages of different kinds; further increases in prices of commodities; significant disruptions in logistics infrastructure and telecommunications services; and risks relating to the unavailability of information technology systems and infrastructure. The resulting impacts on the global economy, financial markets, inflation, interest rates, and unemployment, among others, could adversely impact economic and financial conditions.

Results of Operations

A summary of our financial results is as follows (in thousands, except percentages):

	Three months ended
	September 30,		Variance in
	2025	2024	Dollars	Percent
Revenues:
License fees	$406	$731	$(325)	(44.5)%
Percentage of revenue	94.4%	87.2%
Non-recurring engineering	24	107	(83)	(77.6)%
Percentage of revenue	5.6%	12.8%
Total revenues	$430	$838	$(408)	(48.7)%

Cost of revenues:
Non-recurring engineering	9	23	(14)	(60.9)%
Percentage of revenue	2.1%	2.7%
Total cost of revenues	$9	$23	$(14)	(60.9)%
Gross margin	$421	$815	$(394)	(48.3)%

Operating expenses:
Research and development	$794	$822	$(28)	(3.4)%
Percentage of revenue	184.7%	98.1%
Sales and marketing	466	484	(18)	(3.7)%
Percentage of revenue	108.4%	57.8%
General and administrative	862	734	128	17.4%
Percentage of revenue	200.5%	87.6%
Total operating expenses	$2,122	$2,040	$82	4.0%
Percentage of revenue	493.5%	243.4%

Gain from patent assignment	$19,389	$-	$19,389	-%
Percentage of revenue	4,509.1%	-%
Broker fee from patent assignment	(3,878)	-	(3,878)	-%
Percentage of revenue	(901.9)%	-%

Operating income (loss)	$13,810	$(1,225)	$15,035	(1,227.3)%
Percentage of revenue	3,211.6%	(146.2)%
Other income, net	124	171	(47)	(27.5)%
Percentage of revenue	28.8%	20.4%
Provision for income taxes	-	(11)	11	(100.0)%
Percentage of revenue	-%	(1.3)%
Income (loss) from continuing operations	$13,934	$(1,043)	$14,977	(1,436.0)%
Percentage of revenue	3,240.5%	(124.5)%
Basic and diluted income (loss) per share from continuing operations	$0.83	$(0.07)	$0.90	(1,285.7)%

	Nine months ended
	September 30,		Variance in
	2025	2024	Dollars	Percent
Revenues:
License fees	$1,307	$2,118	$(811)	(38.3)%
Percentage of revenue	84.8%	86.3%
Non-recurring engineering	235	335	(100)	(29.9)%
Percentage of revenue	15.2%	13.7%
Total revenues	$1,542	$2,453	$(911)	(37.1)%

Cost of revenues:
Non-recurring engineering	24	64	(40)	(62.5)%
Percentage of revenue	1.6%	2.6%
Total cost of revenues	$24	$64	$(40)	(62.5)%
Gross margin	$1,518	$2,389	$(871)	(36.5)%

Operating expenses:
Research and development	$2,843	$2,692	$151	5.6%
Percentage of revenue	184.4%	109.7%
Sales and marketing	1,704	1,844	(140)	(7.6)%
Percentage of revenue	110.5%	75.2%
General and administrative	2,747	2,696	51	1.9%
Percentage of revenue	178.1%	109.9%
Total operating expenses	$7,294	$7,232	$62	0.9%
Percentage of revenue	473.0%	294.8%

Gain from patent assignment	$19,389	$-	$19,389	-%
Percentage of revenue	1,257.4%	-%
Broker fee from patent assignment	(3,878)	-	(3,878)	-%
Percentage of revenue	(251.5)%	-%

Operating income (loss)	$9,735	$(4,843)	$14,578	(301.0)%
Percentage of revenue	631.3%	(197.4)%
Other income, net	405	455	(50)	(11.0)%
Percentage of revenue	26.3%	18.5%
Provision for income taxes	(10)	10	(20)	(200.0)%
Percentage of revenue	(0.6)%	0.4%
Income (loss) from continuing operations	$10,150	$(4,398)	$14,548	(330.8)%
Percentage of revenue	658.2%	(179.3)%
Basic and diluted income (loss) per share from continuing operations	$0.60	$(0.28)	$0.88	(314.3)%

Revenues

All of our sales for the three and nine months ended September 30, 2025 and 2024 were to customers located in the United States, Europe and Asia.

Total revenues were $0.4 million and $1.5 million for the three and nine months ended September 30, 2025, respectively, compared to $0.8 million and $2.5 million for the same periods in 2024, respectively. The decrease in total revenues of 48.7% for the three months ended September 30, 2025, as compared to the same period in 2024, is explained by lower license fees and non-recurring revenues. The decrease in total revenues of 37.1% for the nine months ended September 30, 2025, as compared to the same period in 2024, is explained by lower license fees and non-recurring revenues.

License Fees

Revenues from license fees were $0.4 million and $1.3 million for the three and nine months ended September 30, 2025, respectively, compared to $0.7 million and $2.1 million for the same periods in 2024, respectively. The decrease of 44.5% for the three months ended September 30, 2025, as compared to the same period in 2024, was mainly due to lower demand for our legacy customers’ products within printer and passenger car touch applications. The decrease of 38.3% for the nine months ended September 30, 2025, as compared to the same period in 2024, was mainly due to lower demand for our legacy customers’ products within printer and passenger car touch applications.

Non-recurring Engineering

Revenues from non-recurring engineering were $24,000 and $235,000 for the three and nine months ended September 30, 2025, respectively, compared to $107,000 and $335,000 for the same periods in 2024, respectively. Most of our non-recurring engineering revenues are related to application development and proof-of-concept projects related to our technology platforms. The decrease of 77.6% for the three months ended September 30, 2025, as compared to the same period in 2024, was the result of decreased delivery in projects. The decrease of 29.9% for the nine months ended September 30, 2025, as compared to the same period in 2024, was the result of fewer projects.

The following tables presents the net revenues by market and revenue stream (in thousands):

	Three months ended September 30,
	2025		2024
	Amount	Percentage	Amount	Percentage
Automotive:
License fees	$101	89.4%	$185	69.8%
Non-recurring engineering	12	10.6%	80	30.2%
	$113	100.0%	$265	100.0%

IT & Industrial:
License fees	$305	96.2%	$546	95.3%
Non-recurring engineering	12	3.8%	27	4.7%
	$317	100.0%	$573	100.0%

	Nine months ended September 30,
	2025		2024
	Amount	Percentage	Amount	Percentage
Automotive:
License fees	$422	67.8%	$777	75.4%
Non-recurring engineering	200	32.2%	253	24.6%
	$622	100.0%	$1,030	100.0%

IT & Industrial:
License fees	$885	96.2%	$1,341	94.2%
Non-recurring engineering	35	3.8%	82	5.8%
	$920	100.0%	$1,423	100.0%

Gross Margin

Our gross margin was 97.9% and 98.4% for the three and nine months ended September 30, 2025, respectively, compared to 97.3% and 97.4% for the same periods in 2024, respectively.

Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contracts.

Research and Development

Research and development (“R&D”) expenses were $0.8 million and $2.8 million for the three and nine months ended September 30, 2025, respectively, compared to $0.8 million and $2.7 million for the same periods in 2024, respectively. The decrease of 3.4% for the three months ended September 30, 2025 compared to the same period in 2024 was primarily related to lower cost for development of prototypes. The increase of 5.6% for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily related to higher payroll and related costs.

R&D expenses primarily consist of personnel-related costs in addition to external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes.

Sales and Marketing

Sales and marketing expenses were $0.5 million and $1.7 million for the three and nine months ended September 30, 2025, respectively, compared to $0.5 million and $1.8 million for the same periods in 2024, respectively. The decrease of 3.7% for the three months ended September 30, 2025 compared to the same period in 2024 was primarily related to lower professional fees offset by higher spend in marketing. The decrease of 7.6% for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily related to lower payroll and related costs, lower professional fees and lower spend in marketing.

Our sales and marketing activities focus on OEM, ODM and Tier 1 customers who will license our technology.

General and Administrative

General and administrative expenses were $0.9 million and $2.8 million for the three and nine months ended September 30, 2025, respectively, compared to $0.7 million and $2.7 million for the same periods in 2024, respectively. The increase of 17.4% for the three months ended September 30, 2025, compared to the same period in 2024, was primarily related to higher professional fees offset by lower payroll and related costs. The increase of 1.9% for the nine months ended September 30, 2025, compared to the same period in 2024, was primarily related to higher professional fees.

Gain from Patent Assignment and Broker Fee from Patent Assignment

Gain from the patent assignment to Aequitas Technologies LLC ("Aequitas") was $19.4 million for the three and nine months ended September 30, 2025. The Company recognized a brokerage fee from the patent assignment of $3.8 million for the three and nine months ended September 30, 2025. The amount represents the final outcome from the process between Neonode Smartphone LLC, an unrelated third party that is a subsidiary of Aequitas (“Aequitas Sub”), and Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (collectively, “Samsung”), excluding any potential tax recoveries. The cash transactions occurred in October 2025.

Other Income

Other income was $0.1 million and $0.4 million for the three and nine months ended September 30, 2025, respectively, compared to $0.2 million and $0.5 million for the same periods in 2024, respectively. The other income for the period was mainly related to interest income earned.

Income Taxes

Our effective tax rate was nil and (0.1)% for the three and nine months ended September 30, 2025, respectively, compared to 1.0% and (0.2)% for the same periods in 2024, respectively. The tax rate is due to global intangible low-taxed income and change in valuation allowance.

Net Income (Loss)

As a result of the factors discussed above, we recorded an income from continuing operations of $14.2 million and $10.6 million for the three and nine months ended September 30, 2025, respectively, and a loss of $1.1 million and $4.9 million for the same periods in 2024, respectively.

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

As of September 30, 2025, we had cash and cash equivalents of $11.6 million, as compared to $16.4 million as of December 31, 2024. Based on our current cash position, and assuming currently planned expenditures and level of operations, we believe we have sufficient capital to fund operations for the twelve-month period subsequent to the date of this report.

Working capital (current assets less current liabilities) was $26.2 million as of September 30, 2025, compared to $16.1 million as of December 31, 2024.

Net cash used in operating activities for combined continuing and discontinued operations for the nine months ended September 30, 2025, was $4.6 million and was primarily the result of a net loss of $10.6 million and approximately $(19.2) million in non-cash operating expenses, comprised of depreciation and amortization and amortization of operating lease right-of-use assets and changes in operating assets and liabilities of $4.0 million. Net cash used in operating activities for combined continuing and discontinued operations for the nine months ended September 30, 2024, was $4.4 million and was primarily the result of a net loss of $4.9 million and approximately $0.4 million in non-cash operating expenses, comprised of stock-based compensation expense, depreciation and amortization, amortization of operating lease right-of-use assets and inventory impairment loss and changes in operating assets and liabilities of $28,000.

Net cash used in investing activities for the nine months ended September 30, 2025, was approximately $90,000 and was primarily the result of purchase of property and equipment. Net cash provided by investing activities for the nine months ended September 30, 2024, was approximately $153,000 and was primarily proceeds from sale of property and equipment offset by purchase of property and equipment.

Net cash used in financing activities for the nine months ended September 30, 2025, was approximately $8,000 and was primarily the result of principal payments on finance leases. Net cash provided by financing activities for the nine months ended September 30, 2024, was approximately $5.8 million and was primarily the result of proceeds from the issuance of common stock, net of offering costs.

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net income for combined continuing and discontinued operations of approximately $14.2 million and $10.6 million for the three and nine months ended September 30, 2025, respectively, compared to a loss of $1.1 million and $4.9 million for the same periods in 2024, respectively, and had an accumulated deficit of approximately $213.5 million and $224.1 million as of September 30, 2025 and December 31, 2024, respectively. In addition, operating activities used cash of approximately $4.6 million and $4.4 million for the nine months ended September 30, 2025 and 2024, respectively.

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

For total rent expense for combined continuing and discontinued operations, we recorded $117,000 and $336,000 for the three and nine months ended September 30, 2025, respectively, compared to $127,000 and $376,000 for the same periods in 2024.

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC, which is used in our licensed technology. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2 million ASICs sold. As of September 30, 2025, we had made no payments to TI under the NN1002 Agreement.

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

During the three and nine months ended September 30, 2025, no shares were sold under the Ladenburg ATM Facility. During the three and nine months ended September 30, 2024, we sold an aggregate of 1,423,441 shares of our common stock, respectively, under the Ladenburg ATM Facility with aggregate net proceeds to us of $5.8 million, after payment of commissions to Ladenburg and other expenses of $0.2 million.

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

As reflected in publicly available court filings, on June 8, 2020, Aequitas Sub, filed complaints against Apple Inc. (“Apple”) (assigned docket number 6:20-cv-00505-ADA), and Samsung Electronics Co., Ltd., and Samsung Electronics America, Inc. (collectively, “Samsung”) (assigned docket number 6:20-cv -00507-ADA; see also 6:23-cv-00204-ADA), in the Western District of Texas alleging infringement of two patents, U.S. Patent Nos. 8,095,879 and 8,812,993.

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

As reflected in publicly available court records, on July 14, 2023, the United States District Court for the Western District of Texas entered its final claim constructions in the Samsung case (docket number 6:20-cv-507), and based on those claim constructions, entered judgment in favor of Samsung and against Aequitas Sub. Aequitas Sub filed an appeal with the Federal Circuit in August 2023 (assigned docket number 23-2304), and oral argument was held on June 6, 2024 As reflected on the public court docket, on August 20, 2024, the Federal Circuit issued its written opinion, reversing and remanding the case to the Western District of Texas for further proceedings. Specifically, the Federal Circuit held that claim 1 of the ‘879 patent was not indefinite. Mandate issued returning the case to the Western District of Texas on September 26, 2024. On November 5, 2024, Samsung filed its Answer to the Complaint. On June 13, 2025, the parties submitted a joint motion to stay all deadlines for thirty (30) days as the parties had reached a “settlement in principle.” On June 20, 2025, the Court granted the motion to stay and ordered that all deadlines be stayed until July 21, 2025. On July 17, 2025, the parties submitted a joint motion to extend the stay for an additional thirty days “so that the settlement agreement can be finalized and appropriate dismissal papers submitted.” On August 5, 2025, the Court granted the parties request to extend the stay until August 20, 2025. On August 29, 2025, following a settlement between Aequitas Sub and Samsung, the parties submitted a joint motion to vacate the claim construction order and to dismiss the matter with prejudice.  On September 2, 2025, the Court granted the motion.  The case in the Western District of Texas is now closed. For additional information regarding the settlement, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Gain from Patent Assignment and Broker Fee from Patent Assignment.”

The case against Apple remains pending in the United States District Court for the Northern District of California (docket number 21-cv-8872). On November 13, 2024, the Court granted the parties’ motion to continue the stay pending resolution of the Samsung case pending in the Western District of Texas (case number 20-cv-00507-ADA) by settlement or final judgment. On September 15, 2025 the Court lifted the stay upon stipulation of the parties.  On October 27, 2025, the parties submitted a stipulated scheduling order for the remainder of the case.  Among other dates, the parties proposed (i) a close of fact discovery on August 28, 2025, (ii) mediation by January 19, 2027, and (iii) trial by April 5, 2027.  The Court has yet to order the scheduling order.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2025 due to the material weaknesses in internal control over financial reporting that are described in our Annual Report on Form 10-K for the year ended December 31, 2024.

We identified a material weakness in the design and operation of our internal controls over financial reporting in the “Control Activities” component of the Committee of Sponsoring Organizations ("COSO") framework related to a lack of information technology general controls to prevent the risk of management override. Specifically, we identified system limitations that do not facilitate proper segregation of duties within multiple systems and a lack of mitigating business process level controls to address the risk of management override of controls over the preparation and review of manual journal entries and in key accounting processes. The Company has implemented user specific permission sets in the identified systems to facilitate proper segregation of duties. The Company also implemented a separate control to monitor changelogs and approvals in the ERP system. These controls have not yet been tested to verify that they are operating effectively in remediation of the material weakness.

We identified another material weakness in the design and operation of our internal controls over financial reporting in the “Control Activities” component of the COSO framework related to a lack of sufficient controls to prevent the risk of material misstatements in the income tax calculations and related disclosures. The Company is planning to implement extended controls of the income tax calculations.

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

Changes in Internal Control over Financial Reporting

Except for the changes described to internal control above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

NEONODE INC.

Date: November 6, 2025	By:	/s/ Fredrik Nihlén
Fredrik Nihlén
Chief Financial Officer
(Principal Financial and Accounting Officer)