Form 10-K
period 2025-12-31
Neonode Inc.
filed 2026-03-18
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported on the Nasdaq Stock Market, was $334,359,366.

The number of shares of the registrant’s common stock outstanding as of March 16, 2026 was 16,782,922.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference as set forth in Part III of this Annual Report. The registrant intends to file such definitive proxy statement with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

NEONODE INC.

2025 ANNUAL REPORT ON FORM 10-K

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

Neonode also provides advanced optical sensing solutions for touch, contactless touch, and gesture sensing using our zForce® technology platform. In 2010, we began licensing to Original Equipment Manufacturers (“OEMs”) and automotive Tier 1 suppliers who embed our technology into products they develop, manufacture, and sell. Since 2010, our licensing customers have sold over 95 million products that feature our technology. In October 2017, we augmented our licensing business and began manufacturing and shipping touch sensor modules (“TSMs”) that incorporate our patented technology. On December 12, 2023, we announced a new, sharpened strategy with full focus on the licensing business. Consequently, we phased out the TSM product business during 2024 through licensing of the TSM technology to strategic partners and in parallel we sold parts of the remaining TSMs. The phase out of our TSM product business meets the criteria to be reported as discontinued operations. Refer to Note 2 of Notes to the Consolidated Financial Statements for additional discussion of discontinued operations. All following information presents continuing operations. In September 2025, we made the strategic decision to transition the zForce platform into maintenance mode. We are no longer selling the zForce technology to new customers but will continue supporting existing customers in various markets and segments such as office equipment, automotive, industrial automation, medical, military, and avionics.

Licensing

We license our MultiSensing and zForce technology to OEMs and automotive Tier 1 suppliers who embed our technology into products that they develop, manufacture and sell. Since 2010, our licensing customers have sold over 95 million devices that use our patented technology.

As of December 31, 2025, we had 36 valid technology license agreements with global OEMs, Original Design Manufacturers ("ODMs") and automotive Tier 1 suppliers.

Our licensing customer base is primarily in the automotive and printer segments. Nine of our licensing customers are currently shipping products that embed our technology. We anticipate current customers will continue to ship products with our technology in 2026 and in future years. We also expect to expand our customer base with a number of new customers who will be looking to ship new products incorporating our MultiSensing technologies as they complete final product development and release cycles. We typically earn our license fees on a per unit basis when our customers ship products using our technology, but in the future, we may use other business models as well.

Non-recurring Engineering Services

We also offer non-recurring engineering (“NRE”) services related to application development linked to our technology platform on a flat rate or hourly rate basis.

Typically, our licensing customers require engineering support during the development and initial manufacturing phase for their products using our technology.

Strategy and Focus Areas

Our customers use machine perception technologies to grow their businesses, drive efficiencies, and seek competitive advantages. Our strategy is to deliver value-adding human-machine interaction (“HMI”) and machine perception solutions that enable our customers to achieve these targets. We offer specialized NRE services related to the integration of our solutions into customer systems and products to ensure that optimal functionality and performance is achieved.

With the strategic decision in September 2025 to transition the zForce platform into maintenance mode, we are no longer selling the zForce technology to new customers.  We instead aim to capture a significant share of the growing automotive driver and in-cabin monitoring market by developing our machine perception business. We are innovators in the HMI and machine perception areas and our goal is to introduce next-generation products in these areas that offer better price, performance, and architectural advantages compared to our current offers and those of our competitors. We intend to execute on this strategy through portfolio transformation, internal innovation, and co-development of products with our customers and the building of strategic partnerships with other technology companies.

Markets

Automotive

The automotive value chain consists of OEMs (vehicle manufacturers) and tiered suppliers (Tier 1 system suppliers, Tier 2 component suppliers and etc.). In this market, we mainly act as a Tier 2 technology provider to Tier 1 suppliers who license our technology and deliver different types of systems to OEMs (e.g. our driver and in-cabin monitoring solution or our touch technology). In some cases, we are also engaged directly by OEMs, following the trend that OEMs are insourcing more and more of their systems and software development.

During 2025 and 2024, our automotive customers shipped approximately 0.3 million and 0.5 million products with our technology, respectively. Accumulated, since 2014, our automotive customers have shipped approximately 8.8 million products featuring our technology.

Printers and Office Equipment

Multi-function printers typically feature touch displays for user interaction with feature-rich menus and settings. We have operational license agreements with three of the leading global printers and office equipment OEMs. During 2025 and 2024, our customers shipped approximately 1.7 million and 2.4 million printers using our touch technology, respectively, and since mid-2014 they have shipped approximately 58.9 million printers using our touch technology.

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

Holographic Interaction

Using our TSM technology to facilitate interaction with a hologram allows us to create immersive experiences with a “wow factor” in the infotainment sector, e.g. museums, receptions, AI avatars and etc. We also see an increasing potential for surgical planning and education, enabling virtual explorations and interactive learning.

New Business Development

Our strategy process ensures continuous evaluation of the market opportunities we are pursuing. During the past year we identified a new potential vertical segment to pursue, which is the automated self-service check-out systems within retail. If we see, after we complete the evaluation of the full potential, evidence of market pull, this segment may become an important new growth bet.

Customers

Our customers are primarily located in North America, Europe and Asia.

As of December 31, 2025, four of our customers represented approximately 95.4% of our consolidated accounts receivable and unbilled revenues.

As of December 31, 2024, four of our customers represented approximately 80.9% of our consolidated accounts receivable and unbilled revenues.

Customers who accounted for 10% or more of our revenues during the year ended December 31, 2025 are as follows.

●	Seiko Epson – 34.3%

●	Alps Alpine – 19.4%

●	Hewlett-Packard – 19.0%

●	Commercial Vehicle OEM – 14.6%

Customers who accounted for 10% or more of our revenues during the year ended December 31, 2024 are as follows.

●	Seiko Epson – 27.3%

●	Alps Alpine – 20.7%

●	Hewlett-Packard – 20.4%

●	Commercial Vehicle OEM – 11.8%

Customers by Market

The following table presents our revenues by market as a percentage of total revenues:

	Years ended December 31,
	2025	2024
Net license revenues from amusement	6.7%	4.8%
Net license revenues from automotive	26.0%	30.5%
Net license revenues from consumer electronics	55.7%	51.2%
Net non-recurring engineering services revenues	11.6%	13.5%
	100.0%	100.0%

Geographical Data

The following table presents our revenues by geographic region as a percentage of total revenues:

	Years ended December 31,
	2025	2024
Japan	62.0%	55.8%
Sweden	14.5%	11.7%
Germany	2.0%	3.7%
China	0.8%	3.1%
South Korea	-%	1.0%
Other	0.1%	0.2%
	79.4%	75.5%
United States	20.6%	24.5%
Total	100.0%	100.0%

The following table presents our total assets by geographic region (in thousands):

	December 31,
	2025	2024
United States	$25,324	$16,951
Sweden	1,555	1,406
Asia	6	24
Total	$26,885	$18,381

Competition

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

Intellectual Property

We rely on a combination of intellectual property laws and contractual provisions to establish and protect the proprietary rights in our technology. The number of our issued and pending patents and patents filed in each jurisdiction as of December 31, 2025 is set forth in the following table:

Jurisdiction	No. of Reg. Designs	No. of Issued Patents	No. of Patents Pending
United States	5	40	5
Europe	-	6	3
Japan	-	5	0
China	-	2	1
South Korea	-	3	0
Patent Convention Treaty	Not Applicable	Not Applicable	0
Total:	5	56	9

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

In 2025 we filed one new patent application and had three patent grants issued; two patents lapsed, twenty-four patents and five patent applications were abandoned.

The duration of our patent protection for utility patents is generally 20 years. The duration of our patent protection for design patents varies throughout the world between 10 and 25 years, depending on the jurisdiction. We believe the duration of our intellectual property rights is adequate relative to the expected lives of our products.

We also protect and promote our brand by registering trademarks in key markets around the world. Our trademarks include: Neonode (27 registrations, 1 pending application), the Neonode logo (8 registrations), zForce (9 registrations), and MultiSensing (3 registrations).

Research and Development

In fiscal years 2025 and 2024, we incurred $3.8 million and $3.4 million, respectively, on research and development activities. Our research and development is performed predominantly in-house, but may also be performed in collaboration with external partners and specialists.

Human Capital

We recognize that the development, attraction and retention of employees is critical to our success. For this reason, we strive to provide a positive work culture for our employees.

We focus on skills enhancement, leadership development, innovation excellence and professional growth throughout our employees’ careers. Our leadership program provides leadership training to our high-potential emerging leaders.

We provide competitive market compensation aligned with company performance. We provide a comprehensive benefits package to our employees, including healthcare and retirement plans. We work proactively against all discrimination, harassment and other abusive behavior to ensure the work environment at Neonode is good and healthy. We believe that a diverse workforce provides different viewpoints on business strategy, risk and innovation.

We have adopted a hybrid workplace and while we encourage employees to work from the office as much as possible, employees are permitted to work part time from home.

As of December 31, 2025, we had 39 employees (including 35 full-time employees) and 6 consultants. We have employees and/or consultants located in the United States, Sweden, Japan and Taiwan. None of our employees are represented by a labor union. We have experienced no work stoppages. We believe our employee relations are positive.

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

We have experienced substantial net losses in each fiscal period since our inception, except for fiscal year 2025, in which we recorded a gain related to a patent assignment. These net losses have resulted from a lack of substantial revenues and the significant costs incurred in the development and commercial acceptance of our technologies. Our ability to continue as a going concern is dependent on our ability to implement our business plan. If our operations do not become cash flow positive, we may be forced to seek sources of capital to continue operations. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available when needed on acceptable terms, or at all, we may be unable to adequately fund our business plan, which could have a negative effect on our business, results of operations, and financial condition.

We may, in the short and long-term, seek to raise capital through the issuance of equity securities or through other financing sources. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may include financial and other covenants that could restrict our use of the proceeds from such financing or impose other business and financial restrictions on us. In addition, we may consider alternative approaches such as licensing, joint ventures, or partnership arrangements to provide long-term capital.

We are dependent on a limited number of customers.

Our licensing revenues for the year ended December 31, 2025 were earned from eight OEM, ODM and Tier 1 customers. We generated NRE revenues from two customers for the year ended December 31, 2025. During the year ended December 31, 2025, four customers represented approximately 95.4% of our consolidated net revenues. Our customer concentration may change significantly from period-to-period depending on a customer’s product cycle and changes in our industry. The loss of a major customer, a reduction in net revenues of a major customer for any reason, or a failure of a major customer to fulfill its financial or other obligations due to us could have a material adverse effect on our business, financial condition, and future revenue stream. The new business strategy with 100% focus on technology and software licensing that we launched in December 2023 is likely to trigger changes in our customer composition and an overall reduction of the number of customers we have active engagements with.

We rely on the ability of our customers to design, manufacture and sell their products that incorporate our touch technology.

We have historically generated revenue through technology licensing agreements with companies that design, manufacture, and sell their own products incorporating our touch technology. The majority of our license fees earned in 2025 and 2024 were from customer shipments of printer products and automotive infotainment systems. We continue to rely on licensing revenues from current and new customers whose products are still in the development cycle. If our customers are not able to design, manufacture and sell their products, or are delayed in producing and selling their products, our revenues, profitability, and liquidity, as well as our brand image, may be adversely affected.

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

Under our licensing model, OEMs, ODMs and Tier 1 suppliers manufacture or contract to manufacture products that include Neonode’s special Application Specific Integrated Circuits (“ASICs”) that incorporate our patented technology. The Neonode ASICs are manufactured by Texas Instruments and ST Microelectronics. Texas Instruments manufactures two ASIC components that are purchased by our license customers. As part of their product development process, our customers must qualify these components for use in their products, thus making the components difficult to replace.

Our dependence on third parties to supply core components that incorporate our patented technology exposes us to a number of risks including the risk that these suppliers will not be able to obtain an adequate supply of raw materials or components, the risk that these suppliers will not be able to meet our customer requirements, and the risk that these suppliers will not be able to remain in business or adjust to market conditions. If our customers are unable to obtain ASICs that incorporate our patented technology, we may not be able to meet the demand, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

It can be difficult for us to verify royalty amounts owed to us under licensing agreements, and this may cause us to lose potential revenue.

Our license agreements typically require our licensees to document the sale of licensed products and report this data to us on a quarterly basis. Although our standard license terms give us the right to audit books and records of our licensees to verify this information, audits can be expensive, time-consuming, incomplete, and subject to dispute. From time to time, we audit certain of our licensees to verify independently the accuracy of the information contained in their royalty reports in an effort to decrease the likelihood that we will not receive the royalty revenues to which we are entitled under the terms of our license agreements, but we can give no assurances that these audits will be effective.

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

We may decide to grow our business through business combinations or other acquisitions of businesses, products or technologies that allow us to complement our existing technology offerings, expand our market coverage, increase our workforce, or enhance our technological capabilities. If we make any future acquisitions, we could issue stock that would dilute our stockholders’ percentage ownership, or we may incur substantial debt, reduce our cash reserves and/or assume contingent liabilities. Further, acquisitions and strategic investments may result in material charges, adverse tax consequences, substantial depreciation, deferred compensation charges, in-process research and development charges, and the amortization of amounts related to deferred compensation and identifiable purchased intangible assets or impairment of goodwill. Any of these could negatively impact our results of operations.

We are dependent on the services of our key personnel.

We are highly dependent on our senior management team, including Pierre Daniel Alexus, our Chief Executive Officer, and Fredrik Nihlén, our Chief Financial Officer. Changes in our senior management team or the unplanned loss of the services of either member of our senior management team could have a material adverse effect on our operations and future prospects.

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

Existing laws, contractual provisions and remedies afford only limited protection for our intellectual property. We may be required to spend significant resources to monitor and police our intellectual property rights. Effective policing of the unauthorized use of our technology or intellectual property is difficult, and litigation may be necessary in the future to enforce our intellectual property rights. Intellectual property litigation is not only expensive, but time-consuming, regardless of the merits of any claim, and could divert attention of our management from operating the business. Intellectual property lawsuits are subject to inherent uncertainties due to, among other things, the complexity of the technical issues involved, and we cannot assure you that we will be successful in asserting our intellectual property rights. Attempts may be made to copy or reverse engineer aspects of our technology or to obtain and use information that we regard as proprietary. We may not be able to detect infringement and may lose competitive position in the market as a result. In addition, competitors may design around our technology or develop competing technologies. We cannot assure you that we will be able to protect our proprietary rights against unauthorized third party copying or use. The unauthorized use of our technology or of our proprietary information by competitors could have an adverse effect on our ability to sell our technology.

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

A significant portion of our business is conducted in currencies other than the U.S. dollar (the currency in which our consolidated financial statements are reported), primarily the Swedish Krona and, to a lesser extent, the Euro, Japanese Yen and Korean Won. For the year ended December 31, 2025, our revenues from Asia, North America and Europe were 20.6%, 62.8%, and 16.6%, respectively. We incur a significant portion of our expenses in Swedish Krona, including a significant portion of our research and development expenses and a substantial portion of our general and administrative expenses. As a result, appreciation of the value of the Swedish Krona relative to the other currencies, particularly the U.S. dollar, could adversely affect operating results. We do not currently undertake hedging transactions to cover our currency exposure, but we may choose to hedge a portion of our currency exposure in the future as we deem appropriate.

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

In the normal course of business, we rely on information technology networks and systems to process, transmit, and store electronic information, and to manage or support a variety of business processes and activities. Additionally, we collect and store certain data, including proprietary business information and customer and employee data, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, regulations, and customer-imposed controls. Despite our cybersecurity measures, our information technology networks, and infrastructure may be vulnerable to damage, disruptions, or shutdowns due to attacks by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters, or other catastrophic events. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our reputation, which could materially adversely affect our business.

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

In the course of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, our management identified material weaknesses in our internal control over financial reporting. The material weaknesses are discussed in more detail in this Annual Report under “Item 9A. Controls and Procedures.”

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

Section 12(g)(4) of the Exchange Act allows for the registration of any class of securities to be terminated after a company files a certification with the SEC that the number of holders of record of such class of security is fewer than 300 persons. As of January 26, 2026, there were 53 stockholders of record of our common stock. This does not include the number of shareholders that hold shares in “street name” through banks, brokers and other financial institutions. Accordingly, we are eligible to deregister our common stock and suspend our reporting obligations under the Exchange Act. If we were to terminate our registration and suspend our reporting obligations under the Exchange Act, we would no longer be required to comply with U.S. public company disclosure requirements under the Exchange Act, including, but not limited to, annual and quarterly report filings, proxy statement filings and filings by insiders to disclose the acquisition and disposition of our securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We maintain a structured and risk-based process for identifying, assessing, and managing material risks arising from cybersecurity threats as part of our broader enterprise risk management framework. Our cybersecurity risk management activities are integrated into the Company’s overall risk management processes and are designed to address prevention, detection, response, and recovery. We monitor security industry developments and global threat trends on an ongoing basis. Cybersecurity risk management and mitigation are overseen by dedicated privacy, safety, and security professionals, including our Information Security & Quality Manager, who has primary responsibility for overseeing cybersecurity operations. Our cybersecurity program is supported by both internal resources and external service providers with relevant expertise across multiple industries. Executive management is responsible for the Company’s enterprise risk management program and regularly considers cybersecurity risks alongside other operational, financial, and strategic risks. Cybersecurity risks are assessed for potential materiality and are incorporated into management decision-making where appropriate.

As part of our cybersecurity risk management program, we track, log, and manage privacy and security incidents across Neonode, as well as incidents involving vendors and other third-party service providers. Reported incidents are evaluated in accordance with established procedures to determine severity, potential impact, and required remediation. Significant incidents are reviewed by a cross-functional team, and any incident assessed as potentially material, or potentially becoming material, is escalated promptly to senior management for further evaluation. Where appropriate, we consult external advisors, including legal counsel, to support materiality assessments, regulatory considerations, and disclosure obligations. Senior management is responsible for making final determinations regarding materiality and related disclosure or compliance actions.

The Board of Directors has oversight responsibility for cybersecurity risks, including oversight of material cybersecurity incidents, compliance with applicable disclosure requirements, and the potential impact of cybersecurity risks on the Company’s financial condition, results of operations, and business strategy. Senior management provides updates to the Board of Directors regarding cybersecurity risks, trends, and, if applicable, material incidents.

To date, our business strategy, results of operations, and financial condition have not been materially affected by risks arising from cybersecurity threats, including as a result of previously identified cybersecurity incidents. However, cybersecurity risks continue to evolve, and we cannot provide assurance that future incidents or emerging threats will not have a material adverse effect. For additional information regarding cybersecurity-related risks, see Item 1A – Risk Factors of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

As of December 31, 2025, we leased office facilities of approximately 6,700 square feet for our corporate headquarters in Stockholm.

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

Holders

As of January 26, 2026, there were 53 stockholders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks, brokers, and other financial institutions.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report. All information in the following discussion and analysis presents the results of continuing operations and excludes amounts related to discontinued operations for all periods presented unless otherwise stated.

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

Neonode also provides advanced optical sensing solutions for touch, contactless touch, and gesture sensing using our zForce® technology platform. In September 2025, we made the strategic decision to transition the zForce platform into maintenance mode. We are no longer selling zForce technology to new customers but will continue supporting existing customers in various markets and segments such as office equipment, automotive, industrial automation, medical, military, and avionics.

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

Results of Operations

The following table provides our consolidated results (in thousands, except percentages):

	Years ended December 31,		Variance in
	2025	2024	Dollars	Percent
Revenues:
License fees	$1,822	$2,687	$(865)	(32.2)%
Percentage of revenue	88.4%	86.5%
Non-recurring engineering	240	421	(181)	(43.0)%
Percentage of revenue	11.6%	13.5%
Total revenues	$2,062	$3,108	$(1,046)	(33.7)%

Cost of revenues:
Non-recurring engineering	26	116	(90)	(77.6)%
Percentage of revenue	1.3%	3.7%
Total cost of revenues	$26	$116	$(90)	(77.6)%
Gross margin	$2,036	$2,992	$(956)	(32.0)%

Operating expenses:
Research and development	$3,779	$3,444	$335	9.7%
Percentage of revenue	183.3%	110.8%
Sales and marketing	2,274	2,328	(54)	(2.3)%
Percentage of revenue	110.3%	74.9%
General and administrative	4,123	3,767	356	9.5%
Percentage of revenue	200.0%	121.2%
Total operating expenses	$10,176	$9,539	$637	6.7%
Percentage of revenue	493.5%	306.9%

Gain from patent assignment	$19,389	$-	$19,389	-%
Percentage of revenue	940.3%	-%
Broker fee from patent assignment	(3,878)	-	(3,878)	-%
Percentage of revenue	(188.1)%	-%

Operating income (loss)	$7,371	$(6,547)	$13,918	(212.6)%
Percentage of revenue	357.5%	(210.6)%
Other income, net	657	687	(30)	(4.4)%
Percentage of revenue	31.9%	22.1%
Provision (benefit) for income taxes	(9)	15	(24)	(160.0)%
Percentage of revenue	(0.4)%	0.5%
Income (loss) from continuing operations	$8,037	$(5,875)	$13,912	(236.8)%
Percentage of revenue	389.8%	(189.0)%
Basic and diluted income (loss) per share from continuing operations	$0.48	$(0.37)	$0.85	(229.7)%

Revenues

All of our sales for the years ended December 31, 2025 and 2024 were to customers located in the United States, Europe and Asia.

Total net revenues were $2.1 million and $3.1 million for the years ended December 31, 2025 and 2024, respectively. The decrease in total net revenues by 33.7% for the year ended December 31, 2025 as compared to 2024 was caused by lower revenues from both license revenues and non-recurring engineering.

The following table presents the net revenues distribution by business area and revenue stream (in thousands, except percentages):

	Years ended December 31,
	2025		2024
	Amount	Percentage	Amount	Percentage
Automotive:
License fees	$537	72.9%	$949	77.9%
Non-recurring engineering	200	27.1%	270	22.1%
	$737	100.0%	$1,219	100.0%

IT & Industrial:
License fees	$1,285	97.0%	$1,738	92.0%
Non-recurring engineering	40	3.0%	151	8.0%
	$1,325	100.0%	$1,889	100.0%

The following table presents disaggregated revenues by revenue stream (in thousands, except percentages):

	Years ended December 31,
	2025		2024
	Amount	Percentage	Amount	Percentage
Net license revenues from amusement	$138	6.7%	$150	4.8%
Net license revenues from automotive	$537	26.0%	948	30.5%
Net license revenues from consumer electronics	$1,147	55.7%	1,589	51.2%
Net non-recurring engineering services revenues	240	11.6%	421	13.5%
	$2,062	100.0%	$3,108	100.0%

Revenues from license fees were $1.8 million and $2.7 million for the years ended December 31, 2025 and 2024, respectively. The decrease of 32.2% in 2025 as compared to 2024 was mainly due to lower demand for our legacy customers products within printer and passenger car touch applications offset by revenues from new licensing customers.

Revenues from non-recurring engineering revenues were $0.2 million and $0.4 million for the years ended December 31, 2025 and 2024. Our non-recurring engineering revenues are related to application development and proof-of-concept projects related to our zForce and MultiSensing technology platforms. The decrease of 43.0% in 2025 compared to 2024 was the result of decreased delivery in projects.

Gross Margin

Our gross margin was 98.7% in 2025 compared to 96.3% in 2024. The increase in 2025 compared to 2024 were due to decrease in NRE revenues.

Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contracts.

Research and Development

R&D expenses for 2025 and 2024 were $3.8 million and $3.4 million, respectively. R&D expenses primarily consist of personnel-related costs in addition to external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes. The increase of 9.7% in 2025 compared to 2024 was primarily related to unfavorable exchange rate development and lower NRE revenues causing less costs to be allocated to cost of sales.

Sales and Marketing

Sales and marketing expenses for 2025 and 2024 were $2.3 million and $2.3 million, respectively. Sales and marketing expenses in 2025 decreased 2.3% compared to 2024, despite unfavorable exchange rate development, primarily due to lower costs for marketing and lower legal fees.

Our sales and marketing activities focus on OEM, ODM and Tier 1 customers who will license our technology.

General and Administrative

General and administrative (“G&A”) expenses for 2025 and 2024 were $4.1 million and $3.8 million, respectively. The increase of 9.5% compared to 2024 was primarily due to unfavorable exchange rate development and higher professional fees. There is no non-cash stock-based compensation included in G&A expenses for the year ended December 31, 2025 compared to $3,000 for the year ended December 31, 2024.

Gain from Patent Assignment and Broker Fee from Patent Assignment

Gain from the patent assignment to Aequitas Technologies LLC ("Aequitas") was $19.4 million for the year ended December 31, 2025. The Company recognized a brokerage fee from the patent assignment of $3.8 million for the year ended December 31, 2025. The amount represents the final outcome from the legal proceedings between Neonode Smartphone LLC, an unrelated third party that is a subsidiary of Aequitas (“Aequitas Sub”), and Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (collectively, “Samsung”), excluding any potential tax recoveries.

Other Income

Other income for the year ended December 31, 2025 was $0.7 million compared to $0.7 million for the year ended December 31, 2024. The other income for 2025 and 2024 was mainly related to interest income earned.

Income Taxes

Our effective tax rate was (0.1)% for the year ended December 31, 2025 and (0.3)% for the year ended December 31, 2024. We recorded valuation allowances in 2025 and 2024 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net income of $8.0 million for the year ended December 31, 2025, compared to a net loss of $5.9 million for the year ended December 31, 2024.

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

As of December 31, 2025, we had cash and cash equivalents of $25.4 million, as compared to $16.4 million as of December 31, 2024. Based on our current cash position, and assuming currently planned expenditures and level of operations, we believe we have sufficient capital to fund operations for the twelve-month period subsequent to the date of this Annual Report.

Working capital (current assets less current liabilities) was $24.1 million as of December 31, 2025, compared to working capital of $16.1 million as of December 31, 2024.

Net cash used in operating activities for combined continuing and discontinued operations for the year ended December 31, 2025 was $10.3 million and was primarily the result of a net income of $8.5 million and approximately $19.2 million in adjustments to reconcile net loss to net cash used in operating activities, comprised of recoveries of bad debt, gain from patent assignment, loss on disposal of assets, depreciation and amortization and amortization of operating lease right-of-use assets, and changes in operating assets and liabilities of $444,000. Net cash used in operating activities for the year ended December 31, 2024 was $5.6 million and was primarily the result of a net loss of $6.5 million and approximately $687,000 in non-cash operating expenses, comprised of stock-based compensation expense, bad debt expense, loss on disposal of assets, depreciation and amortization, amortization of operating lease right-of-use assets, and inventory impairment loss and changes in operating assets and liabilities of $187,000.

Accounts receivable and unbilled revenues for combined continuing and discontinued operations decreased by approximately $300,000 as of December 31, 2025 compared to December 31, 2024, due to lower revenues. Prepaid expenses and other current assets for combined continuing and discontinued operations increased by approximately $20,000, mainly due to increased tax receivables. Accounts payable, accrued payroll and employee benefits, and accrued expenses for combined continuing and discontinued operations increased approximately $395,000 as of December 31, 2025 compared to December 31, 2024.

Net cash provided by investing activities for the year ended December 31, 2025 was $19.3 million and consisted primarily of the proceeds from the patent assignment.

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net income for combined continuing and discontinued operations of approximately $8.5 million for the year ended December 31, 2025 and net loss of $6.5 million for the year ended December 31, 2024, and had an accumulated deficit of approximately $215.6 million and $224.1 million as of December 31, 2025 and 2024, respectively. In addition, operating activities used cash of approximately $10.3 million and $5.6 million for the years ended December 31, 2025 and 2024, respectively.

The consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and the repayment of liabilities in the ordinary course of business. Management evaluated the significance of the Company’s operating loss and negative cash flows from operations and determined that the Company’s current operating plan and sources of liquidity would be sufficient to alleviate concerns about the Company’s ability to continue as a going concern. Management has prepared an operating plan and believes that the Company has sufficient cash to meet its obligations as they come due for a year from the date the financial statements were issued. During the year ended December 31, 2024, we sold an aggregate of 1,423,441 of our common stock under the Ladenburg ATM Facility (as defined below) with aggregate net proceeds to us of $5.8 million, after payment of commissions to Ladenburg Thalmann & Co. Inc. (“Ladenburg”) and other expenses of $0.2 million. During the year ended December 31, 2025, no shares were sold under the Ladenburg ATM Facility.

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

On December 1, 2020, Neonode Technologies AB entered into a lease for 6,684 square feet of office space located at Karlavägen 100, Stockholm, Sweden. The lease agreement has been extended and is valid through January 2027. It is extended on a yearly basis unless written notice is provided nine months prior to the expiration date.

For the years ended December 31, 2025 and 2024, we recorded approximately $455,000 and $449,000, respectively, for rent expense in continuing operations.

Equipment Subject to Finance Leases

In 2025, we entered into a lease for a Volkswagen ID Buzz to be used as a demo car for our technology. Under the terms of the agreement, the lease will be renewed within two years of the original three-year lease term. In accordance with relevant accounting guidance the lease is classified as a finance lease. The lease payments and depreciation periods began in March 2025 when the equipment went into service. The implicit interest rate of the lease is currently approximately 3.47% per annum.

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an Application Specific Integrated Circuit (“ASIC”). Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2,000,000 ASICs sold. As of December 31, 2025, we had made no payments to TI under the NN1002 Agreement.

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

During the year ended December 31, 2025, we sold no shares under the Ladenburg ATM Facility.

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

Meanwhile, in June 2021, Google LLC (“Google”) filed a separate petition with the PTAB seeking inter partes review of certain challenged claims in U.S. Patent No. 8,095,879, assigned proceeding number IPR2021-01041. As reflected in publicly available records, the PTAB granted the petition in January 2022.

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

As reflected in publicly available court records, on July 14, 2023, the United States District Court for the Western District of Texas entered its final claim constructions in the Samsung case (docket number 6:20-cv-507), and based on those claim constructions, entered judgment in favor of Samsung and against Aequitas Sub. Aequitas Sub filed an appeal with the Federal Circuit in August 2023 (assigned docket number 23-2304), and oral argument was held on June 6, 2024 As reflected on the public court docket, on August 20, 2024, the Federal Circuit issued its written opinion, reversing and remanding the case to the Western District of Texas for further proceedings. Specifically, the Federal Circuit held that claim 1 of the ‘879 patent was not indefinite. Mandate issued returning the case to the Western District of Texas on September 26, 2024. On November 5, 2024, Samsung filed its Answer to the Complaint. On June 13, 2025, the parties submitted a joint motion to stay all deadlines for thirty (30) days as the parties had reached a “settlement in principle.” On June 20, 2025, the Court granted the motion to stay and ordered that all deadlines be stayed until July 21, 2025. On July 17, 2025, the parties submitted a joint motion to extend the stay for an additional thirty days “so that the settlement agreement can be finalized and appropriate dismissal papers submitted.” On August 5, 2025, the Court granted the parties request to extend the stay until August 20, 2025. On August 29, 2025, following a settlement between Aequitas Sub and Samsung, the parties submitted a joint motion to vacate the claim construction order and to dismiss the matter with prejudice.  On September 2, 2025, the Court granted the motion.  As of September 2, 2025, the case in the Western District of Texas is now closed. For additional information regarding the settlement, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Gain from Patent Assignment and Broker Fee from Patent Assignment.”

The case against Apple remains pending in the United States District Court for the Northern District of California (docket number 21-cv-8872). On November 13, 2024, the Court granted the parties’ motion to continue the stay pending resolution of the Samsung case pending in the Western District of Texas (case number 20-cv-00507-ADA) by settlement or final judgment. On September 15, 2025 the Court lifted the stay upon stipulation of the parties.  On October 27, 2025, the parties submitted a stipulated scheduling order for the remainder of the case. On December 15, 2025, the Court entered a modified order for scheduling.  Among other dates, the Court ordered (i) a close of fact discovery on July 31, 2026, (ii) mediation by December 8, 2026, and (iii) trial by February 22, 2027.  The Court also ordered claim construction briefing beginning March 27, 2026 and concluding April 17, 2026.  Further, on February 10, 2026, the case was referred to private alternative dispute resolution to be completed by December 8, 2026.

.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Neonode Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Neonode Inc. (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, New York

March 18, 2026

NEONODE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$25,358	$16,427
Accounts receivable and unbilled revenues, net	391	732
Contract asset	-	51
Prepaid expenses and other current assets	495	475
Current assets of discontinued operations	41	-
Total current assets	26,285	17,685

Non-current assets:
Property and equipment, net	145	62
Operating lease right-of-use assets, net	455	634
Total non-current assets	600	696
Total assets	$26,885	$18,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$464	$229
Accrued payroll and employee benefits	865	760
Accrued expenses	459	404
Contract liabilities	37	-
Current portion of finance lease obligations	12	2
Current portion of operating lease obligations	344	225
Total current liabilities	2,181	1,620

Non-current liabilities:
Finance lease obligations, net of current portion	15	-
Operating lease obligations, net of current portion	-	319
Total non-current liabilities	15	319
Total liabilities	2,196	1,939

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, with par value of $0.001; no shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively.	-	-
Common stock, 25,000,000 shares authorized, with par value of $0.001; 16,782,922 and 16,782,922 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively.	17	17
Additional paid-in capital	240,955	240,955
Accumulated other comprehensive loss	(696)	(450)
Accumulated deficit	(215,587)	(224,080)
Total stockholders’ equity	24,689	16,442
Total liabilities and stockholders’ equity	$26,885	$18,381

The accompanying notes are an integral part of these consolidated financial statements.

.

NEONODE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years ended December 31,
	2025	2024
Revenues:
License fees	$1,822	$2,687
Non-recurring engineering	240	421
Total revenues	2,062	3,108

Cost of revenues:
Non-recurring engineering	26	116
Total cost of revenues	26	116
Gross margin	2,036	2,992

Operating expenses:
Research and development	3,779	3,444
Sales and marketing	2,274	2,328
General and administrative	4,123	3,767
Total operating expenses	10,176	9,539

Gain from patent assignment	19,389	-
Broker fee from patent assignment	(3,878)	-

Operating income (loss)	7,371	(6,547)
Other income, net	657	687
Income (loss) before provision (benefit) for income taxes	8,028	(5,860)
Provision (benefit) for income taxes	(9)	15
Income (loss) from continuing operations	8,037	(5,875)
Income (loss) from discontinued operations	456	(591)
Net income (loss)	$8,493	$(6,466)

Income (loss) per common share:
Basic and diluted income (loss) per share from continuing operations	$0.48	$(0.37)
Basic and diluted income (loss) per share from discontinued operations	0.03	(0.04)
Basic and diluted net income (loss) per share	$0.51	$(0.41)
Basic and diluted – weighted average number of common shares outstanding	16,783	15,873

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years ended December 31,
	2025	2024
Net income (loss)	$8,493	$(6,466)

Other comprehensive loss:
Foreign currency translation adjustments	(246)	(54)
Total other comprehensive loss	(246)	(54)
Comprehensive income (loss)	$8,247	$(6,520)

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balances, January 1, 2024	15,359	$15	$235,158	$(396)	$(217,614)	$17,163
Issuance of shares for cash, net of offering costs	1,424	2	5,794	-	-	5,796
Stock-based compensation	-	-	3	-	-	3
Foreign currency translation adjustment	-	-	-	(54)	-	(54)
Net loss	-	-	-	-	(6,466)	(6,466)
Balances, December 31, 2024	16,783	$17	$240,955	$(450)	$(224,080)	$16,442
Foreign currency translation adjustment	-	-	-	(246)	-	(246)
Net income	-	-	-	-	8,493	8,493
Balances, December 31, 2025	16,783	$17	$240,955	$(696)	$(215,587)	$24,689

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$8,493	$(6,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	-	3
Bad debt expense	-	172
Recoveries of bad debt	(140)	-
Gain from patent assignment	(19,389)	-
Loss on disposal of assets	2	18
Depreciation and amortization	50	58
Amortization of operating lease right-of-use assets	286	79
Inventory impairment loss	-	357
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues	494	(51)
Inventory	-	223
Prepaid expenses and other current assets	44	382
Accounts payable, accrued payroll and employee benefits, and accrued expenses	157	(213)
Contract liabilities	37	(10)
Operating lease obligations	(288)	(144)
Net cash used in operating activities	(10,254)	(5,592)

Cash flows from investing activities:
Purchase of property and equipment	(91)	(37)
Proceeds from patent assignment	19,389	-
Proceeds from sale of property and equipment	-	189
Net cash provided by investing activities	19,298	152

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	-	5,796
Principal payments on finance lease obligations	(11)	(17)
Net cash provided by (used in) financing activities	(11)	5,779

Effect of exchange rate changes on cash and cash equivalents	(102)	(67)

Net change in cash and cash equivalents	8,931	272
Cash and cash equivalents at beginning of period	16,427	16,155
Cash and cash equivalents at end of period	$25,358	$16,427

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$1
Cash paid (received) for income taxes	$(9)	$15

Supplemental disclosure of non-cash activities:
Property and equipment obtained in exchange for finance lease obligations	$35	$-
Right-of-use asset obtained in exchange for lease obligations	$-	$668

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

Recently Issued Accounting Pronouncement Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which updates several disclosures regarding the accounting for income taxes. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024, with early adoption permitted. We have adopted ASU 2023-09 for the fiscal year ended December 31, 2025, using a prospective approach. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. The adoption did not have a material impact on our consolidated financial statements. See Note 11 Income Taxes in the accompanying notes to the consolidated financial statements for further detail.

Recently Issued Accounting Pronouncements Pending Adoption

In December 2025, the FASB issued ASU 2025-12, Codification Improvements ("ASU 2025-12"). ASU 2025-12 makes incremental improvements to the Accounting Standards Codification and U.S. GAAP. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). The amendments clarify and reorganize existing interim reporting guidance, including the scope of Topic 270 and interim disclosure requirements, and introduce a disclosure principle requiring entities to disclose material events or changes occurring since the most recent annual reporting period. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which aims to modernize financial reporting by updating how entities recognize and disclose costs incurred for software developed for internal use. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"), which amends ASC 326-20 to provide a practical expedient for all entities when estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years, with early adoption permitted, and should be applied on a prospective basis. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

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

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen and the South Korean Won. The translation from Swedish Krona, Japanese Yen or South Korean Won to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Foreign currency translation gains (losses) were $(246,000) and $(54,000) during the years ended December 31, 2025 and 2024, respectively. Gains or (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were $67,000 and $(1,000) during the years ended December 31, 2025 and 2024, respectively.

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net income for combined continuing and discontinued operations of approximately $8.5 million for the year ended December 31, 2025 and net loss of approximately $6.5 million for the year ended  December 31, 2024, and had an accumulated deficit of approximately $215.6 million and $224.1 million as of December 31, 2025 and 2024, respectively. In addition, operating activities used cash of approximately $10.3 million and $5.6 million for the years ended December 31, 2025 and 2024, respectively.

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

The accounts receivable balance on our consolidated balance sheet as of December 31, 2025 was $0.4 million, and did not include any allowances. The accounts receivable balance on our consolidated balance sheet as of December 31, 2024 was $0.7 million, and did not include any allowances.

Concentration of Credit and Business Risks

Our customers are primarily located in North America, Europe and Asia.

As of December 31, 2025, four of our customers represented approximately 95.4% of our consolidated accounts receivable and unbilled revenues.

As of December 31, 2024, four of our customers represented approximately 80.9% of our consolidated accounts receivable and unbilled revenues.

Customers who accounted for 10% or more of our revenues during the year ended  December 31, 2025 are as follows.

●	Seiko Epson – 34.3%

●	Alps Alpine – 19.4%

●	Hewlett-Packard – 19.0%

●	Commercial Vehicle OEM – 14.6%

Customers who accounted for 10% or more of our revenues during the year ended December 31, 2024 are as follows.

●	Seiko Epson – 27.3%

●	Alps Alpine – 20.7%

●	Hewlett-Packard – 20.4%

●	Commercial Vehicle OEM – 11.8%

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is recognized on a straight-line basis.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of December 31, 2025 and 2024. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision (benefit) for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related to accounting for uncertainty in income taxes, which prescribes a model for the recognition, measurement and presentation of uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of December 31, 2025 and 2024, we had no unrecognized tax benefits.

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

There were no assets or liabilities recorded at fair value on a recurring basis for the years ended December 31, 2025 and 2024.

Revenue

We earn revenues from licensing of our intellectual property, licensing of our software and by performing engineering services. The timing of revenue recognition and the amount of revenue actually recognized in each case depends upon a variety of factors, including the specific terms of each arrangement and the nature of our performance obligations.

License Fees

We earn revenue from licensing our internally developed intellectual property (“IP”) and licensing of our internally developed software. We enter into IP licensing agreements that generally provide licensees with the right to incorporate our IP components in their products, with terms and conditions that vary by licensee. Fees under these agreements may include technology access fees payable upfront and royalties payable to us following the distribution by our licensees of products incorporating the licensed technology. The license for our IP has standalone value and can be used by the licensee without maintenance and support.

For technology license arrangements that do not require significant modification or customization of the underlying technology, we recognize technology license revenue when the license is made available to the customer, and the customer has a right to use that license. We recognize royalties following the distribution by our licensees of products incorporating the licensed technology. At the end of each reporting period, we record unbilled license fees, using prior royalty revenue data by customer to make estimates of those royalties.

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

Non-Recurring Engineering

For technology license that require modification or customization of the underlying technology to adapt the technology to customer use, we determine whether the technology license and required engineering consulting services represent separate performance obligations. We perform our analysis on a contract-by-contract basis. If there are separate performance obligations, we determine the standalone selling price (“SSP”) of each separate performance obligation to properly recognize revenue as each performance obligation is satisfied. We provide engineering consulting services to our customers under a signed Statement of Work (“SOW”). Deliverables and payment terms are specified in each SOW. We charge an hourly rate or a fixed fee for engineering services. We recognize revenues for hourly rate services as engineering services specified in contracts are completed and accepted by our customers. Revenues for fixed price services are generally recognized over time applying input methods to estimate progress to completion. We believe that recognizing non-recurring engineering services revenues as progress towards completion of engineering services and customer acceptance of those services occurs best reflects the economics of those transactions, because engineering services as tracked in our systems correspond directly with the value to our customers of our performance completed to date. Hours performed for each engineering project are tracked and reflect progress made on each project and are charged at a consistent hourly rate. Any upfront payments we receive for future non-recurring engineering services are recorded as unearned revenue until that revenue is earned.

Revenues from non-recurring engineering contracts that are short-term in nature are recorded when those services are complete and accepted by customers.

The following tables present the net revenues distribution by geographical area and market (in thousands, except percentages):

	Years ended December 31,
	2025		2024
	Amount	Percentage	Amount	Percentage
North America:
Net revenues from IT & Industrial	$425	100.0%	$763	100.0%
	$425	100.0%	$763	100.0%

Asia Pacific:
Net revenues from Automotive	$394	30.4%	$732	39.4%
Net revenues from IT & Industrial	900	69.6%	1,127	60.6%
	$1,294	100.0%	$1,859	100.0%

Europe, Middle East and Africa:
Net revenues from Automotive	$343	100.0%	$486	100.0%
	$343	100.0%	$486	100.0%

Contract Balances

Timing of revenue recognition may differ from the timing of invoice and receipt of consideration. We record a receivable or unbilled revenue when we have an unconditional right to receive consideration from customers. Contract assets represent revenue recognized for performance to date when the right to consideration is conditional on something other than the passage of time. We record contract liabilities when we receive prepayments or upfront payments ahead of performance.

The following table presents our accounts receivable, net, contract assets, and contract liabilities (in thousands):

	December 31,
	2025	2024	2023
Accounts receivable and unbilled revenues, net	$391	$732	$652
Contract assets	-	51	-
Contract liabilities (deferred revenues)	37	-	2

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

The following table presents our deferred revenues by source:

	December 31,
	2025	2024	2023
Deferred revenues license fees	$-	$-	$2
Deferred revenues non-recurring engineering	37	-	-
	$37	$-	$2

Deferred revenues were $37,000 as of December 31, 2025. The Company recognized revenues of approximately zero and $2,000, for the years ended December 31, 2025 and 2024, respectively, related to contract liabilities outstanding at the beginning of the year.

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

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations are presented separately in the consolidated balance sheets for all periods presented. On December 31, 2025 and December 31, 2024, these balances consisted of assets and liabilities of the Company’s Products business.

The following table presents a reconciliation of the carrying amounts of the major classes of these assets and liabilities to the assets and liabilities of discontinued operations as presented on the Company’s consolidated balance sheets (in thousands):

	December 31, 2025	December 31, 2024
ASSETS OF DISCONTINUED OPERATIONS
Current assets of discontinued operations:
Accounts receivable and unbilled revenues, net	$41	$-
Total current assets of discontinued operations	41	-
Total assets of discontinued operations	$41	$-

Loss from Discontinued Operations

Discontinued operations for the years ended December 31, 2025 and 2024, respectively, consist of results from the Company’s products business.

The following table provides details about the major classes of line items constituting “Income (loss) from discontinued operations” as presented on the Company’s consolidated statements of operations (in thousands):

	Years ended December 31,
	2025	2024
Revenues:
Products	$361	$1,171
Total revenues	361	1,171

Cost of revenues:
Products	48	989
Total cost of revenues	48	989
Gross margin	313	182

Operating expenses:
Sales and marketing	(143)	165
General and administrative	-	590
Total operating expenses	(143)	755

Operating income (loss)	456	(573)
Other income (expense), net	-	(18)
Loss before provision for income taxes	456	(591)
Income (loss) from discontinued operations	$456	$(591)

Cash Flows Information

The following table presents cash flow information for discontinued operations:

	Years ended December 31,
	2025	2024
Depreciation and amortization	$-	$19
Amortization of operating lease ROU assets	-	52
Inventory impairment loss	-	357
Bad debt expense	-	172
Proceeds from sale of property and equipment	-	190

3.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	Years ended December 31,
	2025	2024
Prepaid insurance	$89	$93
Prepaid rent	7	-
VAT receivable	218	172
Other	181	210
Prepaid expenses and other current assets	$495	$475

4.	Property and Equipment

Property and equipment, net consist of the following (in thousands):

	Years ended December 31,
	2025	2024
Computers, software, furniture and fixtures	$286	$277
Equipment and vehicles	129	21
Less accumulated depreciation and amortization	(270)	(236)
Property and equipment, net	$145	$62

Depreciation and amortization expense was $50,000 and $39,000 for the years ended December 31, 2025 and 2024, respectively.

5.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	Years ended December 31,
	2025	2024
Accrued audit fees	$6	$74
Accrued other compensations	205	107
Accrued bonus costs	136	172
Accrued consulting fees and other	112	51
Total accrued expenses	$459	$404

6.	Stockholders’ Equity

Preferred Stock

As of December 31, 2025 and 2024, our Restated Certificate of Incorporation, as amended, authorized us to issue up to 1,000,000 shares of preferred stock, par value $0.001 per share.

There were no transactions in our preferred stock during the years ended December 31, 2025 and 2024. No shares of preferred stock were issued and outstanding as of December 31, 2025 and 2024.

Common Stock

As of December 31, 2025 and 2024, our Restated Certificate of Incorporation, as amended, authorized us to issue up to 25,000,000 shares of common stock, par value $0.001 per share.

During the year ended December 31, 2025, we sold no shares under the Ladenburg ATM Facility. During the year ended December 31, 2024, we sold an aggregate of 1,423,441 shares of our common stock under the Ladenburg ATM Facility with aggregate net proceeds to us of $5.8 million, after payment of commissions to Ladenburg and other expenses of $0.2 million.

7.	Stock-Based Compensation

We have adopted equity incentive plans for which stock options and restricted stock awards are available for grants to employees, consultants and directors. Except for certain options granted to certain Swedish employees, all employee, consultant and director stock options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the grant date. There is no vesting provisions tied to performance conditions for any options. Vesting for all outstanding option grants is based solely on continued service as an employee, consultant or director. All of our outstanding stock options and restricted stock awards are classified as equity instruments.

Stock Options and Long-Term Incentive Plan

During the year ended December 31, 2020, our stockholders approved the 2020 Plan which replaced our 2015 Stock Incentive Plan (the “2015 Plan”), which in turn replaced our Neonode Inc. 2006 Equity Incentive Plan (the “2006 Plan”). There are no awards outstanding under the 2006 Plan and 2015 Plan. Under the 2020 Plan, 750,000 shares of common stock have been reserved for awards, including non-qualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2020 Plan are set by our compensation committee at its discretion.

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

As of   December 31, 2025 and 2024 no awards were outstanding under either of the plans.

There has been no activity under the stock option plans during the years ended December 31, 2025 and 2024.

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

The Company has leases mainly consisting of the corporate office. The lease had an original lease term of two years and is extended on a yearly basis unless written notice is provided nine months prior to the expiration date. Future renewal options that are not likely to be executed as of the consolidated balance sheet date are excluded from right-of-use assets and related lease liabilities. The lease is automatically renewed at a cost increase of 2% on an annual basis, unless we provide written notice nine months prior to the respective expiration dates.

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

The components of lease expense were as follows (in thousands):

	Years ended December 31,
	2025	2024
Finance lease cost:
Amortization of leased assets	$19	$6
Interest on leased liabilities	1	1
Operating lease cost	400	31
Short-term lease cost	83	418
Total lease cost	$503	$456

The Company made cash payments regarding operating leases of $385,000 and $27,000 for the years ended December 31, 2025 and 2024, respectively. The Company made cash payments regarding finance leases of $25,000 and $18,000 for the years ended December 31, 2025 and 2024, respectively.

The following table shows right-of-use assets and lease liabilities (in thousands):

	December 31,
	2025	2024
Right-of-use assets:
Operating leases	$455	$634
Finance leases	54	21
Total right-of-use assets	$509	$655

Lease liabilities:
Current portion of operating lease obligations	$344	$225
Operating lease obligations, net of current portion	-	319
Current portion of finance lease obligations	12	2
Finance lease obligations, net of current portion	15	-
Total lease liabilities	$371	$546

Lease liability maturities are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2026	$354	$13	$367
2027	-	13	13
2028	-	2	2
Total	$354	$28	$382
Less: Imputed interest	(10)	(1)	(11)
Total lease liabilities	$344	$27	$371

Lease liabilities, current	$344	$12	$356
Lease liabilities, non-current	-	15	15
Total lease liabilities	$344	$27	$371

The weighted-average remaining lease term related to the Company’s operating lease liabilities as of  December 31, 2025 and December 31, 2024 was 1.0 years and 1.9 years, respectively. The discount rate related to the Company’s operating lease liabilities as of December 31, 2025 and December 31, 2024 was 5.0% for each of the years.

The weighted-average remaining lease term related to the Company’s finance lease liabilities as of December 31, 2025 and December 31, 2024 was 2.2 years and 0.2 years, respectively. The discount rate related to the Company’s operating lease liabilities as of December 31, 2025 and December 31, 2024 was 3.5% and 3.0%, respectively.

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

The following table presents key financial information with respect to the Company’s single operating segment (in thousands):

	Years ended December 31,
	2025	2024
Revenues	$2,062	$3,108

Costs and expenses(a):
Cost of revenues	26	116
Product R&D	195	151
General and administrative, including rent	1,138	1,297
Payroll and related	6,736	6,332
Professional fees and IP	1,651	1,351
Marketing and travel	429	483
Total costs and expenses	10,175	9,730
Other segment items(b)	15,484	75
Other income, net	657	687
Income (loss) before provision (benefit) for income taxes	8,028	(5,860)
Provision (benefit) for income taxes	(9)	15
Income (loss) from continuing operations	$8,037	$(5,875)

(a)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision-maker.
(b)	Other segment items primarily include net proceeds from patent settlement, depreciation and amortization, payroll and related - re-allocated to cost of revenues, and stock options expense.

The following table presents the long-lived assets property and equipment and right-of-use assets by geographic area (in thousands):

	December 31,
	2025	2024
United States	$72	$-
Sweden	528	696
Total	$600	$696

We report revenues from external customers based on the country where the customer is located. The following table presents net revenues by country (in thousands, except percentages):

	Years ended December 31,
	2025		2024
	Amount	Percentage	Amount	Percentage
Japan	$1,276	62.0%	$1,731	55.8%
Sweden	300	14.5%	365	11.7%
Germany	42	2.0%	116	3.7%
China	16	0.8%	97	3.1%
South Korea	1	-%	31	1.0%
Other	2	0.1%	5	0.2%
	$1,637	79.4%	$2,345	75.5%
United States	425	20.6%	763	24.5%
Total	$2,062	100.0%	$3,108	100.0%

11.	Income Taxes

Income (loss) from continuing operations before provision (benefit) for income taxes was distributed geographically as follows (in thousands):

	Years ended December 31,
	2025	2024
Domestic	$8,263	$(5,888)
Foreign	(235)	28
Total	$8,028	$(5,860)

The provision (benefit) for income taxes from continuing operations is as follows (in thousands):

	Years ended December 31,
	2025	2024
Current
Federal	$-	$-
State	-	-
Foreign	(9)	15
Total current expense (benefit)	(9)	15

Deferred
Federal	2,393	(784)
State	-	99
Foreign	(623)	23
Change in valuation allowance	(1,770)	662
Total deferred expense	-	-

Total provision (benefit) for income taxes	$(9)	$15

Pursuant to the disclosure requirements of ASU 2023-09, the differences between our effective income tax rate from continuing operations and the U.S. federal statutory income tax rate for the year ended December 31, 2025, are as follows (in thousands, except percentages):

	Year ended December 31,
	2025
	Dollars	Percent
US federal statutory tax rate	$1,686	21.0%
State & local income taxes, net of federal effect(a)	-	-%
Foreign tax effects
Sweden
Return to provision adjustment	(572)	(7.1)%
Changes in valuation allowance	529	6.6%
Other	6	0.1%
Other Jurisdictions	(17)	(0.2)%
Changes in tax laws or rates in current period	-	-%
Cross border tax laws
Global Intangible Low-Taxed Income	640	8.0%
Tax credits	-	-%
Changes in valuation allowance	(2,298)	(28.6)%
Nontaxable or nondeductible items	17	0.2%
Changes in unrecognized tax benefits	-	-%
Effective tax rate	$(9)	(0.1)%

(a)	The state that makes up the majority of the state & local income taxes category is California.

The differences between our effective income tax rate and the U.S. federal statutory income tax rate for continuing operations for the year ended December 31, 2024, are as follows:

Year ended December 31,
2024
Amounts at statutory tax rates	21.0%
Foreign losses taxed at different rates	(2.0)%
Stock-based compensation	-%
GILTI inclusion	(8.0)%
Other	-%
Total	11.0%
Valuation allowance	(11.0)%
Effective tax rate	-%

Significant components of the deferred tax asset balances are as follows (in thousands):

	Years ended December 31,
	2025	2024
Deferred tax assets:
Accruals	$-	$-
Net operating losses	20,274	22,124
Gross deferred tax assets	20,274	22,124
Valuation allowance	(20,244)	(22,108)
Total deferred tax assets	30	16
Deferred tax liabilities:
Basis difference in fixed assets	(15)	-
Accruals	(15)	(16)
Net deferred tax assets	$-	$-

Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31,2025 is as follows (in thousands):

Year ended December 31,
2025
Federal	$-
State	-
Foreign
Germany	(10)
Other	1
Cash paid (received) for income taxes, net of refunds received	$(9)

Valuation allowances are recorded to offset certain deferred tax assets due to management’s uncertainty of realizing the benefits of these items. Management applies a full valuation allowance for the accumulated losses of Neonode Inc., and its subsidiaries, since it is not determinable using the “more likely than not” criteria that there will be any future benefit of our deferred tax assets. This is mainly due to our history of operating losses. As of December 31, 2025, we had federal, state and foreign net operating losses of $73.2 million, $18.7 million and $17.5 million, respectively. Of the total federal loss carryforward, approximately $47.0 million will begin to expire in 2031 and the remainder do not expire. The California loss carryforward will begin to expire in 2030. The foreign loss carryforward, which is generated in Sweden, does not expire.

Utilization of the net operating loss and tax credit carryforwards is subject to an annual limitation due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating losses and tax credit carryforwards before utilization.

We follow the provisions of accounting guidance which includes a two-step approach to recognizing, derecognizing and measuring uncertain tax positions. There were no unrecognized tax benefits for the years ended December 31, 2025 and 2024.

We follow the policy to classify accrued interest and penalties as part of the accrued tax liability in the provision for income taxes. For the years ended December 31, 2025 and 2024 we did not recognize any interest or penalties related to unrecognized tax benefits.

As of December 31, 2025, we had no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

We file income tax returns in the U.S. federal jurisdiction, California, Sweden, and Japan. The 2008 through 2024 tax years are open and may be subject to potential examination in one or more jurisdictions. We are not currently under any federal, state or foreign income tax examinations.

12.	Employee Benefit Plans

We participate in a number of individual defined contribution pension plans for our employees in Sweden. We contribute between 4.5% and 30% of the employee’s annual salary to these pension plans depending on age and salary level. Contributions relating to these defined contribution plans for the years ended December 31, 2025 and 2024 were $533,000 and $542,000, respectively. We match U.S. employee contributions to a 401(K) retirement plan up to a maximum of six percent (6%) of an employee’s annual salary. Contributions relating to the matching 401(K) contributions for the years ended December 31, 2025 and 2024 were $6,000 and $6,000, respectively. In Taiwan, we contribute six percent (6%) of the employee’s annual salary to a pension fund which agrees with Taiwan’s Labor Pension Act. Contributions relating to the Taiwanese pension fund for the years ended December 31, 2025 and 2024 were $3,000 and $3,000, respectively.

13.	Net Loss Per Share

Basic net loss per common share for the years ended December 31, 2025 and 2024 was computed by dividing the net loss attributable to common shareholders of Neonode Inc. for the relevant period by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share is computed by dividing net loss attributable to common shareholders of Neonode Inc. for the relevant period by the weighted average number of shares of common stock and common stock equivalents outstanding during the year.

The Company had no potential common stock equivalents as of December 31, 2025 or 2024.

	Years ended December 31,
(in thousands, except per share amounts)	2025	2024
BASIC AND DILUTED
Weighted average number of common shares outstanding	16,783	15,873
Income (loss) from continuing operations	$8,037	$(5,875)
Income (loss) from discontinued operations	456	(591)
Net income (loss)	$8,493	$(6,466)

Income (loss) per share from continuing operations - basic and diluted	$0.48	$(0.37)
Income (loss) per share from discontinued operations - basic and diluted	0.03	(0.04)
Net income (loss) per share - basic and diluted	$0.51	$(0.41)

14.	Subsequent Events

No subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2025 due to material weaknesses in our internal control over financing reporting described below.

Material Weaknesses

We identified material weaknesses in the design and operation of our internal controls over financial reporting in the “Control Activities” component of the Committee of Sponsoring Organizations (COSO) framework:

We did not maintain information technology general controls, including user access, change management, and computer operation controls, to support the effective operation of financially significant systems.

We identified system limitations that do not facilitate proper segregation of duties within multiple systems and a lack of mitigating business process level controls to address the risk of management override of controls over the preparation and review of manual journal entries and in key accounting processes.

There are lack of sufficient controls to prevent the risk of material misstatements in the income tax calculations and related disclosures.

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

Changes in Internal Control over Financial Reporting

Except for the identification of the material weaknesses described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2025 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making their assessment, our management used criteria established in the framework on Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2025, due to the material weaknesses described above.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

10.14+	Employment Agreement, Dated March 21, 2025, by and between Neonode Technologies AB and Daniel Alexus (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K, filed on March 24, 2025).
16.1	Letter from KMJ Corbin & Company LLP, dated June 24, 2024 (incorporated by reference to Exhibit 16.1 of the registrant’s current report on Form 8-K, filed on June 24, 2024)
19.1	Neonode Inc. Insider Trading Policy
21	Subsidiaries of the registrant
23.1	Consent of Crowe LLP, Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of the registrant’s annual report on Form 10-K filed on February 28, 2024)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEONODE INC. (Registrant)

Date: March 18, 2026	By:	/s/ Fredrik Nihlén
Fredrik Nihlén
Chief Financial Officer

Pursuant to the requirements for the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and dates indicated.

Name	Title	Date

/s/ Pierre Daniel Alexus	President and Chief Executive Officer	March 18, 2026
Pierre Daniel Alexus	(Principal Executive Officer )

/s/ Fredrik Nihlén	Chief Financial Officer	March 18, 2026
Fredrik Nihlén	(Principal Financial and Accounting Officer)

/s/ Ulf Rosberg	Chairman of the Board of Directors	March 18, 2026
Ulf Rosberg

/s/ Per Löfgren	Director	March 18, 2026
Per Löfgren

/s/ Peter Lindell	Director	March 18, 2026
Peter Lindell

/s/ Didier Schreiber	Director	March 18, 2026
Didier Schreiber

/s/ Peter Kruk	Director	March 18, 2026
Peter Kruk