Form 10-Q
period 2026-03-31
Neonode Inc.
filed 2026-05-13
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares of the registrant’s common stock outstanding as of May 12, 2026 was 16,782,922.

NEONODE INC.

Quarterly Report on Form 10-Q

For the Fiscal Quarter Ended March 31, 2026

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NEONODE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$23,233	$25,358
Accounts receivable and unbilled revenues, net	531	391
Prepaid expenses and other current assets	625	495
Current assets of discontinued operations	41	41
Total current assets	24,430	26,285

Non-current assets:
Property and equipment, net	140	145
Operating lease right-of-use assets, net	341	455
Total non-current assets	481	600
Total assets	$24,911	$26,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$367	$464
Accrued payroll and employee benefits	942	865
Accrued expenses	394	459
Contract liabilities	103	37
Current portion of finance lease obligations	12	12
Current portion of operating lease obligations	234	344
Total current liabilities	2,052	2,181

Non-current liabilities:
Finance lease obligations, net of current portion	12	15
Operating lease obligations, net of current portion	-	-
Total non-current liabilities	12	15
Total liabilities	2,064	2,196

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, with par value of $0.001; no shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	-	-
Common stock, 25,000,000 shares authorized, with par value of $0.001; 16,782,922 and 16,782,922 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	17	17
Additional paid-in capital	240,955	240,955
Accumulated other comprehensive loss	(675)	(696)
Accumulated deficit	(217,450)	(215,587)
Total stockholders’ equity	22,847	24,689
Total liabilities and stockholders’ equity	$24,911	$26,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2026	2025
Revenues:
License fees	$592	$497
Non-recurring engineering	22	16
Total revenues	614	513

Cost of revenues:
Non-recurring engineering	4	9
Total cost of revenues	4	9
Gross margin	610	504

Operating expenses:
Research and development	905	975
Sales and marketing	608	642
General and administrative	1,168	852
Total operating expenses	2,681	2,469

Operating loss	(2,071)	(1,965)
Other income, net	209	155
Loss before provision for income taxes	(1,862)	(1,810)
Provision for (benefit from) income taxes	1	(10)
Loss from continuing operations	(1,863)	(1,800)
Income from discontinued operations	-	67
Net loss	$(1,863)	$(1,733)

Income (loss) per common share:
Basic and diluted loss per share from continuing operations	$(0.11)	$(0.11)
Basic and diluted income per share from discontinued operations	-	-
Basic and diluted net loss per share⁽ᵃ⁾	$(0.11)	$(0.10)
Basic and diluted – weighted average number of common shares outstanding	16,783	16,783

(a)	May not sum due to rounding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(In thousands)

	Three months ended March 31,
	2026	2025
Net loss	$(1,863)	$(1,733)

Other comprehensive income (loss):
Foreign currency translation adjustments	21	(134)
Total other comprehensive income (loss)	21	(134)
Comprehensive loss	$(1,842)	$(1,867)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

For the three months ended March 31, 2026 and 2025

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balances, December 31, 2025	16,783	$17	$240,955	$(696)	$(215,587)	$24,689
Foreign currency translation adjustment	-	-	-	21	-	21
Net loss	-	-	-	-	(1,863)	(1,863)
Balances, March 31, 2026	16,783	$17	$240,955	$(675)	$(217,450)	$22,847

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balances, December 31, 2024	16,783	$17	$240,955	$(450)	$(224,080)	$16,442
Foreign currency translation adjustment	-	-	-	(134)	-	(134)
Net loss	-	-	-	-	(1,733)	(1,733)
Balances, March 31, 2025	16,783	$17	$240,955	$(584)	$(225,813)	$14,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,863)	$(1,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16	9
Amortization of operating lease right-of-use assets	103	82
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues, net	(140)	(5)
Prepaid expenses and other current assets	(185)	28
Accounts payable, accrued payroll and employee benefits, and accrued expenses	(37)	262
Contract liabilities	66	75
Operating lease obligations	(66)	(78)
Net cash used in operating activities	(2,106)	(1,360)

Cash flows from investing activities:
Purchase of property and equipment	(13)	(40)
Net cash used in investing activities	(13)	(40)

Cash flows from financing activities:
Principal payments on finance lease obligations	(3)	(2)
Net cash used in financing activities	(3)	(2)

Effect of exchange rate changes on cash and cash equivalents	(3)	(34)

Net change in cash and cash equivalents	(2,125)	(1,436)
Cash and cash equivalents at beginning of period	25,358	16,427
Cash and cash equivalents at end of period	$23,233	$14,991

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1	$10

Supplemental disclosure of non-cash investing and financial activities:
Property and equipment obtained in exchange for finance lease obligations	$-	$28

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Summary of Significant Accounting Policies

Basis of Presentation and Preparation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Neonode Inc. and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by us, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Recently Issued Accounting Pronouncement Adopted

In  July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"), which amends ASC 326-20 to provide a practical expedient for all entities when estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for fiscal years beginning after  December 15, 2025 and interim periods within those fiscal years, with early adoption permitted, and should be applied on a prospective basis. The adoption did not have a material impact on our condensed consolidated financial statements.

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

In  November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after  December 15, 2026, and for interim periods beginning after  December 15, 2027, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2024-03.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen and the South Korean Won. The translation from Swedish Krona, Japanese Yen and South Korean Won to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the condensed consolidated balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive loss. Foreign currency translation gain (loss) was $21,000 and $(134,000) during the three months ended March 31, 2026 and 2025, respectively. Income (loss) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and were $(1,000) and $80,000 during the three months ended March 31, 2026 and 2025, respectively.

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net income for combined continuing and discontinued operations of approximately $1.9 million and net loss of $1.7 million for the three months ended March 31, 2026 and 2025, respectively and had an accumulated deficit of approximately $217.5 million and $215.6 million as of March 31, 2026 and December 31, 2025, respectively. In addition, operating activities used cash of approximately $2.1 million and $1.4 million for the three months ended March 31, 2026 and 2025, respectively.

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

As of March 31, 2026, four of our customers represented approximately 89.3% of our consolidated accounts receivable and unbilled revenues.

As of December 31, 2025, four of our customers represented approximately 95.4% of our consolidated accounts receivable and unbilled revenues.

Customers who accounted for 10.0% or more of our net revenues during the three months ended March 31, 2026 are as follows:

●	Seiko Epson – 29.9%

●	NEXTY Electronics Corporation – 23.7%

●	Commercial Vehicle OEM – 18.2%

●	Hewlett-Packard – 16.4%

Customers who accounted for 10.0% or more of our net revenues during the three months ended March 31, 2025 are as follows:

●	Seiko Epson – 39.0%

●	Alps Alpine – 27.8%

●	Hewlett-Packard – 19.6%

Revenues

The following tables present the net revenues distribution by geographical area and market (in thousands):

	Three months ended March 31,
	2026		2025
	Amount	Percentage	Amount	Percentage
North America:
Net revenues from IT & Industrial	$119	100.0%	$113	100.0%
	$119	100.0%	$113	100.0%

Asia Pacific:
Net revenues from Automotive	$101	23.4%	$143	40.1%
Net revenues from IT & Industrial	330	76.6%	214	59.9%
	$431	100.0%	$357	100.0%

Europe, Middle East and Africa:
Net revenues from Automotive	$64	100.0%	$43	100.0%
	$64	100.0%	$43	100.0%

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

The following table presents our accounts receivable, net, contract assets, and contract liabilities (in thousands):

	March 31, 2026	December 31, 2025
Accounts receivable and unbilled revenues, net	$531	$391
Contract liabilities (deferred revenues)	103	37

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

The following table presents our deferred revenues by source (in thousands):

	March 31, 2026	December 31, 2025
Deferred revenues license fees	$75	$-
Deferred revenues non-recurring engineering	28	37
	$103	$37

During the three months ended March 31, 2026 and 2025, the Company recognized revenues of approximately $9,000 and zero respectively, related to contract liabilities outstanding at the beginning of the period.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of March 31, 2026 and December 31, 2025. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for or benefit from income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of March 31, 2026 and December 31, 2025, we had no unrecognized tax benefits.

On July 4, 2025, new U.S tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or the "OBBBA") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The enactment of the OBBBA does not have a material impact on our results from operations for the current period nor do we expect the OBBBA to have a material impact on our results from operations in future periods.

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

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations are presented separately in the condensed consolidated balance sheets for all periods presented. On March 31, 2026 and December 31, 2025, these balances consisted of assets and liabilities of the Company’s Products business.

The following table presents a reconciliation of the carrying amounts of the major classes of these assets and liabilities to the assets and liabilities of discontinued operations as presented on the Company’s condensed consolidated balance sheets (in thousands):

	March 31, 2026	December 31, 2025
ASSETS OF DISCONTINUED OPERATIONS
Current assets of discontinued operations:
Accounts receivable and unbilled revenues, net	$41	$41
Total current assets of discontinued operations	41	41
Total assets of discontinued operations	$41	$41

Income (Loss) from Discontinued Operations

Discontinued operations for the three months ended March 31, 2026 and 2025, respectively, consists of results from the Company’s products business.

The following table provides details about the major classes of line items constituting “Income (loss) from discontinued operations” as presented on the Company’s condensed consolidated statements of operations (in thousands):

	Three months ended March 31,
	2026	2025
Revenues:
Products	$-	$67
Total revenues	-	67

Gross margin	-	67

Operating income (loss)	-	67
Loss before provision for income taxes	-	67
Net income	$-	$67

Cash Flows Information

There were no amounts recorded for depreciation, amortization, capital expenditures or significant operating and investing noncash items of discontinued operations for the three months ended March 31, 2026 and 2025, respectively.

3. Stockholders’ Equity

At-the-Market Facility

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

5. Net Loss per Share

Basic net loss per share of common stock for the three months ended March 31, 2026 and 2025 was computed by dividing the net income (loss) attributable to common stockholders of the Company for the relevant period by the weighted average number of shares of common stock outstanding. Diluted loss per share of common stock is computed by dividing net loss attributable to common stockholders of the Company for the relevant period by the weighted average number of shares of common stock and common stock equivalents outstanding excluding potential common stock equivalents that are anti-dilutive.

The Company had no potential common stock equivalents for the three months ended March 31, 2026 and 2025, respectively.

	Three months ended March 31,
(in thousands, except per share amounts)	2026	2025
BASIC AND DILUTED
Weighted average number of common shares outstanding	16,783	16,783
Loss from continuing operations	$(1,863)	$(1,800)
Income from discontinued operations	-	67
Net loss	$(1,863)	$(1,733)

Loss per share from continuing operations - basic and diluted	$(0.11)	$(0.11)
Income per share from discontinued operations - basic and diluted	-	-
Net loss per share - basic and diluted(a)	$(0.11)	$(0.10)

(a)	May not sum due to rounding.

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

The following table presents key financial information with respect to the Company’s single operating segment (in thousands):

	Three months ended March 31,
	2026	2025
Revenues	$614	$513

Costs and expenses(a):
Cost of revenues	4	9
Product R&D	65	41
General and administrative, including rent	320	196
Payroll and related	1,652	1,703
Professional fees and IP	534	369
Marketing and travel	98	160
Total costs and expenses	2,673	2,478
Other segment items(b)	(12)	-
Other income, net	209	155
Loss before provision for income taxes	(1,862)	(1,810)
Provision for (benefit from) income taxes	1	(10)
Loss from continuing operations	$(1,863)	$(1,800)

(a)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision-maker.

(b)	Other segment items primarily include depreciation and amortization, payroll and related - re-allocated to cost of revenues, and stock options expense.

The following table presents the long-lived assets property and equipment and right-of-use assets by geographic area (in thousands):

	March 31, 2026	December 31, 2025
United States	$68	$72
Sweden	413	528
Total	$481	$600

We report revenues from external customers based on the country where the customer is located. The following table presents net revenues by country (in thousands):

	Three months ended March 31,
	2026		2025
	Amount	Percentage	Amount	Percentage
Japan	$430	70.0%	$350	68.3%
Sweden	57	9.3%	33	6.4%
Germany	7	1.1%	10	1.9%
China	1	0.2%	6	1.2%
Other	-	-%	1	0.2%
	$495	80.6%	$400	78.0%
United States	119	19.4%	113	22.0%
Total	$614	100.0%	$513	100.0%

7. Subsequent Events

On April 22, 2026, Neonode Technologies AB extended the lease agreement of the office space located at Karlavägen 100, Stockholm, Sweden and adjusted the square feet from 6,684 square feet to 6,254 square feet. The lease agreement is valid through January 2030 and is extended on a yearly basis unless written notice is provided nine months prior to the expiration date. Fixed lease payments are expected to be in the range of $280,000 and $310,000 annually until expiration.

No other subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. For example, statements in this Quarterly Report regarding our plans, strategy and focus areas are forward-looking statements. You can identify some forward-looking statements by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “goal,” “plan,” and similar expressions. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to our history of losses since inception, our dependence on a limited number of customers, our reliance on our customers’ ability to design, manufacture and sell products that incorporate our touch technology, the length of a product development and release cycle, our and our customers’ reliance on component suppliers, the difficulty in verifying royalty amounts owed to us, our ability to remain competitive in response to new technologies, our dependence on key members of our management and development team, the costs to defend, as well as risks of losing, patents and intellectual property rights, our ability to obtain adequate capital to fund future operations, and general economic conditions, including inflation, or other effects related to future pandemics or epidemics, or geopolitical conflicts such as the ongoing war in Ukraine or the Gaza Strip. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” and elsewhere in this Quarterly Report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the date of this Quarterly Report. Because actual events or results may differ materially from those discussed in or implied by forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. We do not undertake responsibility to update or revise any of these factors or to announce publicly any revision to forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and consolidated financial statements for the year ended December 31, 2025 included in our most recent Annual Report on Form 10-K. All information in the following discussion and analysis present the results of continuing operations and exclude amounts related to discontinued operations for all periods presented unless otherwise stated.

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

As of March 31, 2026, we had 36 valid technology license agreements with global OEMs, Original Design Manufacturers (“ODMs”) and automotive Tier 1 suppliers.

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

Results of Operations

A summary of our financial results is as follows (in thousands, except percentages):

	Three months ended March 31,		Variance in
	2026	2025	Dollars	Percent
Revenues:
License fees	$592	$497	$95	19.1%
Percentage of revenue	96.4%	96.9%
Non-recurring engineering	22	16	6	37.5%
Percentage of revenue	3.6%	3.1%
Total revenues	$614	$513	$101	19.7%

Cost of revenues:
Non-recurring engineering	4	9	(5)	(55.6)%
Percentage of revenue	0.7%	1.8%
Total cost of revenues	$4	$9	$(5)	(55.6)%
Gross margin	$610	$504	$106	21.0%

Operating expenses:
Research and development	$905	$975	$(70)	(7.2)%
Percentage of revenue	147.4%	190.1%
Sales and marketing	608	642	(34)	(5.3)%
Percentage of revenue	99.0%	125.1%
General and administrative	1,168	852	316	37.1%
Percentage of revenue	190.2%	166.1%
Total operating expenses	$2,681	$2,469	$212	8.6%
Percentage of revenue	436.6%	481.3%

Operating loss	$(2,071)	$(1,965)	$(106)	5.4%
Percentage of revenue	(337.3)%	(383.0)%
Other income, net	209	155	54	34.8%
Percentage of revenue	34.0%	30.2%
Provision for (benefit from) income taxes	1	(10)	11	(110.0)%
Percentage of revenue	0.2%	(1.9)%
Loss from continuing operations	$(1,863)	$(1,800)	$(63)	3.5%
Percentage of revenue	(303.4)%	(350.9)%
Basic and diluted loss per share from continuing operations	$(0.11)	$(0.11)	$-	-%

Revenues

All of our sales for the three months ended March 31, 2026 and 2025 were to customers located in the United States, Europe and Asia.

Total revenues were $0.6 million for the three months ended March 31, 2026, compared to $0.5 million for the same period in 2025. The increase in total revenues of 19.7% for the three months ended March 31, 2026, as compared to the same period in 2025, is mainly explained by higher license fees.

License Fees

Revenues from license fees were $0.6 million for the three months ended March 31, 2026, compared to $0.5 million for the same periods in 2025. The increase of 19.1% for the three months ended March 31, 2026, as compared to the same period in 2025, was mainly due to new license agreements.

Non-recurring Engineering

Revenues from non-recurring engineering were $22,000 for the three months ended March 31, 2026, compared to $16,000 for the same periods in 2025. Most of our non-recurring engineering revenues are related to application development and proof-of-concept projects related to our technology platforms. The increase of 37.5% for the three months ended March 31, 2026, as compared to the same period in 2025, was the result of increased delivery in projects.

The following tables presents the net revenues by market and revenue stream (in thousands):

	Three months ended March 31,
	2026		2025
	Amount	Percentage	Amount	Percentage
Automotive:
License fees	$156	94.5%	$178	95.7%
Non-recurring engineering	9	5.5%	8	4.3%
	$165	100.0%	$186	100.0%

IT & Industrial:
License fees	$436	97.1%	$319	97.6%
Non-recurring engineering	13	2.9%	8	2.4%
	$449	100.0%	$327	100.0%

Gross Margin

Our gross margin was 99.3% for the three months ended March 31, 2026, compared to 98.2% for the same periods in 2025.

Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contracts.

Research and Development

Research and development (“R&D”) expenses were $0.9 million for the three months ended March 31, 2026, compared to $1.0 million for the same periods in 2025. The decrease of 7.2% for the three months ended March 31, 2026 compared to the same period in 2025 was primarily related to lower cost for payroll and related costs.

R&D expenses primarily consist of personnel-related costs in addition to external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes.

Sales and Marketing

Sales and marketing expenses were $0.6 million for the three months ended March 31, 2026, compared to $0.6 million for the same periods in 2025. The decrease of 5.3% for the three months ended March 31, 2026 compared to the same period in 2025 was primarily related to lower advertising and travel expenses.

Our sales and marketing activities focus on OEM, ODM and Tier 1 customers who will license our technology.

General and Administrative

General and administrative expenses were $1.2 million for the three months ended March 31, 2026, compared to $0.9 million for the same period in 2025. The increase of 37.1% for the three months ended March 31, 2026, compared to the same period in 2025, was primarily related to higher professional fees due to tax analysis of the net income for 2025, higher payroll and related costs and the currency exchange effect.

Other Income

Other income was $0.2 million for the three months ended March 31, 2026, compared to $0.2 million for the same periods in 2025, respectively. The other income for the period was mainly related to interest income earned.

Income Taxes

Our effective tax rate was (0.1)% for the three months ended March 31, 2026, compared to 0.6% for the same periods in 2025, respectively. The tax rate is due to global intangible low-taxed income and change in valuation allowance.

Net Loss

As a result of the factors discussed above, we recorded a loss from continuing operations of $1.9 million for the three months ended March 31, 2026, and a loss of $1.8 million for the same periods in 2025.

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

As of March 31, 2026, we had cash and cash equivalents of $23.2 million, as compared to $25.4 million as of December 31, 2025. Based on our current cash position, and assuming currently planned expenditures and level of operations, we believe we have sufficient capital to fund operations for the twelve-month period subsequent to the date of this report.

Working capital (current assets less current liabilities) was $22.3 million as of March 31, 2026, compared to $24.1 million as of December 31, 2025.

Net cash used in operating activities for combined continuing and discontinued operations for the three months ended March 31, 2026, was $2.1 million and was primarily the result of a net loss of $1.9 million and approximately $0.1 million in non-cash operating expenses, comprised of depreciation and amortization and amortization of operating lease right-of-use assets and changes in operating assets and liabilities of $(0.4) million. Net cash used in operating activities for combined continuing and discontinued operations for the three months ended March 31, 2025, was $1.4 million and was primarily the result of a net loss of $1.7 million and approximately $91,000 in non-cash operating expenses, comprised of depreciation and amortization and amortization of operating lease right-of-use assets and changes in operating assets and liabilities of $282,000.

Net cash used in investing activities for the three months ended March 31, 2026, was approximately $13,000 and was primarily the result of purchase of property and equipment. Net cash used in investing activities for the three months ended March 31, 2025, was approximately $40,000 and was primarily the result of purchase of property and equipment.

Net cash used in financing activities for the three months ended March 31, 2026, was approximately $3,000 and was primarily the result of principal payments on finance leases. Net cash used in financing activities for the three months ended March 31, 2025, was approximately $2,000 and was primarily the result of principal payments on finance leases.

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net loss for combined continuing and discontinued operations of approximately $1.9 million for the three months ended March 31, 2026, compared to a loss of $1.7 million for the same period in 2025, and had an accumulated deficit of approximately $217.5 million and $215.6 million as of March 31, 2026 and December 31, 2025, respectively.

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

On December 1, 2020, Neonode Technologies AB entered into a lease for 6,684 square feet of office space located at Karlavägen 100, Stockholm, Sweden. The lease agreement has been extended and is valid through January 2030, with premises adjusted from 6,684 square feet to 6,254 square feet. It is extended on a yearly basis unless written notice is provided nine months prior to the expiration date.

For total rent expense for combined continuing and discontinued operations, we recorded $126,000 for the three months ended March 31, 2026, compared to $104,000 for the same period in 2025.

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC, which is used in our licensed technology. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2 million ASICs sold. As of March 31, 2026, we had made no payments to TI under the NN1002 Agreement.

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

During the three months ended March 31, 2026 and 2025, no shares were sold under the Ladenburg ATM Facility.

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

As reflected in publicly available court records, on July 14, 2023, the United States District Court for the Western District of Texas entered its final claim constructions in the Samsung case (docket number 6:20-cv-507), and based on those claim constructions, entered judgment in favor of Samsung and against Aequitas Sub. Aequitas Sub filed an appeal with the Federal Circuit in August 2023 (assigned docket number 23-2304), and oral argument was held on June 6, 2024 As reflected on the public court docket, on August 20, 2024, the Federal Circuit issued its written opinion, reversing and remanding the case to the Western District of Texas for further proceedings. Specifically, the Federal Circuit held that claim 1 of the ‘879 patent was not indefinite. Mandate issued returning the case to the Western District of Texas on September 26, 2024. On November 5, 2024, Samsung filed its Answer to the Complaint. On June 13, 2025, the parties submitted a joint motion to stay all deadlines for thirty (30) days as the parties had reached a “settlement in principle.” On June 20, 2025, the Court granted the motion to stay and ordered that all deadlines be stayed until July 21, 2025. On July 17, 2025, the parties submitted a joint motion to extend the stay for an additional thirty days “so that the settlement agreement can be finalized and appropriate dismissal papers submitted.” On August 5, 2025, the Court granted the parties request to extend the stay until August 20, 2025. On August 29, 2025, following a settlement between Aequitas Sub and Samsung, the parties submitted a joint motion to vacate the claim construction order and to dismiss the matter with prejudice.  On September 2, 2025, the Court granted the motion.  As of September 2, 2025, the case in the Western District of Texas was closed.

The case against Apple remains pending in the United States District Court for the Northern District of California (docket number 21-cv-8872). On November 13, 2024, the Court granted the parties’ motion to continue the stay pending resolution of the Samsung case pending in the Western District of Texas (case number 20-cv-00507-ADA) by settlement or final judgment. On September 15, 2025 the Court lifted the stay upon stipulation of the parties.  On October 27, 2025, the parties submitted a stipulated scheduling order for the remainder of the case. On December 15, 2025, the Court entered a modified order for scheduling.  Among other dates, the Court ordered (i) a close of fact discovery on July 31, 2026, (ii) mediation by December 8, 2026, and (iii) trial by February 22, 2027.  The Court also ordered claim construction briefing beginning March 27, 2026 and concluding April 17, 2026.  Further, on February 10, 2026, the case was referred to private alternative dispute resolution to be completed by December 8, 2026. On April 2, 2026, Apple moved for summary judgment of invalidity for lack of written description. The motion has been fully briefed and is scheduled for oral argument on May 7, 2026. Additionally, as of April 17, 2026, claim construction briefing was completed, and on April 15, 2026, Apple also moved to serve amended invalidity contentions based on new information and case developments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2026 due to the material weaknesses in internal control over financial reporting that are described in our Annual Report on Form 10-K for the year ended December 31, 2025.

Material Weaknesses

We identified material weaknesses in the design and operation of our internal controls over financial reporting in the “Control Activities” component of the Committee of Sponsoring Organizations (COSO) framework:

●

We did not maintain information technology general controls, including user access, change management, and computer operation controls, to support the effective operation of financially significant systems;

●	We identified system limitations that do not facilitate proper segregation of duties within multiple systems and a lack of mitigating business process level controls to address the risk of management override of controls over the preparation and review of manual journal entries and in key accounting processes; and

●	There are lack of sufficient controls to prevent the risk of material misstatements in the income tax calculations and related disclosures.

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

Changes in Internal Control over Financial Reporting

Except for the changes described to internal control above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceedings. From time to time, we may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including, but not limited to, employee, customer and vendor disputes.

Item 1A. Risk Factors

Except as described herein, there have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

NEONODE INC.

Date: May 13, 2026	By:	/s/ Fredrik Nihlén
Fredrik Nihlén
Chief Financial Officer
(Principal Financial and Accounting Officer)