Form 10-Q
period 2026-06-30
Neonode Inc.
filed 2026-08-12
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

or

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

The number of shares of the registrant’s common stock outstanding as of August 10, 2026 was 16,782,922.

NEONODE INC.

Quarterly Report on Form 10-Q

For the Fiscal Quarter Ended June 30, 2026

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NEONODE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$21,320	$25,358
Accounts receivable and unbilled revenues, net	425	391
Prepaid expenses and other current assets	601	495
Current assets of discontinued operations	30	41
Total current assets	22,376	26,285

Non-current assets:
Property and equipment, net	124	145
Operating lease right-of-use assets, net	1,134	455
Total non-current assets	1,258	600
Total assets	$23,634	$26,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$247	$464
Accrued payroll and employee benefits	1,019	865
Accrued expenses	498	459
Contract liabilities	60	37
Current portion of finance lease obligations	12	12
Current portion of operating lease obligations	225	344
Total current liabilities	2,061	2,181

Non-current liabilities:
Finance lease obligations, net of current portion	8	15
Operating lease obligations, net of current portion	805	-
Total non-current liabilities	813	15
Total liabilities	2,874	2,196

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, with par value of $0.001; no shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	-	-
Common stock, 25,000,000 shares authorized, with par value of $0.001; 16,782,922 and 16,782,922 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	17	17
Additional paid-in capital	240,955	240,955
Accumulated other comprehensive loss	(651)	(696)
Accumulated deficit	(219,561)	(215,587)
Total stockholders’ equity	20,760	24,689
Total liabilities and stockholders’ equity	$23,634	$26,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues:
License fees	$441	$404	$1,033	$901
Non-recurring engineering	36	195	58	211
Total revenues	477	599	1,091	1,112

Cost of revenues:
Non-recurring engineering	9	6	13	15
Total cost of revenues	9	6	13	15
Gross margin	468	593	1,078	1,097

Operating expenses:
Research and development	1,004	1,074	1,909	2,049
Sales and marketing	739	596	1,347	1,238
General and administrative	1,046	1,033	2,214	1,885
Total operating expenses	2,789	2,703	5,470	5,172

Operating loss	(2,321)	(2,110)	(4,392)	(4,075)
Other income, net	183	126	392	281
Loss before provision for income taxes	(2,138)	(1,984)	(4,000)	(3,794)
Provision for (benefit from) income taxes	1	-	2	(10)
Loss from continuing operations	(2,139)	(1,984)	(4,002)	(3,784)
Income from discontinued operations	28	116	28	183
Net loss	$(2,111)	$(1,868)	$(3,974)	$(3,601)

Income (loss) per common share:
Basic and diluted loss per share from continuing operations	$(0.13)	$(0.12)	$(0.24)	$(0.23)
Basic and diluted income per share from discontinued operations	-	0.01	-	0.01
Basic and diluted net loss per share⁽ᵃ⁾	$(0.13)	$(0.11)	$(0.24)	$(0.21)
Basic and diluted – weighted average number of common shares outstanding	16,783	16,783	16,783	16,783

(a)	May not sum due to rounding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net loss	$(2,111)	$(1,868)	$(3,974)	$(3,601)

Other comprehensive income (loss):
Foreign currency translation adjustments	24	(55)	45	(189)
Total other comprehensive income (loss)	24	(55)	45	(189)
Comprehensive loss	$(2,087)	$(1,923)	$(3,929)	$(3,790)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

For the three and six months ended June 30, 2026 and 2025

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balances, December 31, 2025	16,783	$17	$240,955	$(696)	$(215,587)	$24,689
Foreign currency translation adjustment	-	-	-	21	-	21
Net loss	-	-	-	-	(1,863)	(1,863)
Balances, March 31, 2026	16,783	$17	$240,955	$(675)	$(217,450)	$22,847
Foreign currency translation adjustment	-	-	-	24	-	24
Net loss	-	-	-	-	(2,111)	(2,111)
Balances, June 30, 2026	16,783	$17	$240,955	$(651)	$(219,561)	$20,760

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balances, December 31, 2024	16,783	$17	$240,955	$(450)	$(224,080)	$16,442
Foreign currency translation adjustment	-	-	-	(134)	-	(134)
Net loss	-	-	-	-	(1,733)	(1,733)
Balances, March 31, 2025	16,783	$17	$240,955	$(584)	$(225,813)	$14,575
Foreign currency translation adjustment	-	-	-	(55)	-	(55)
Net loss	-	-	-	-	(1,868)	(1,868)
Balances, June 30, 2025	16,783	$17	$240,955	$(639)	$(227,681)	$12,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,974)	$(3,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Recoveries of bad debt	-	(101)
Depreciation and amortization	33	23
Amortization of operating lease right-of-use assets	199	170
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues, net	(24)	239
Prepaid expenses and other current assets	(167)	11
Accounts payable, accrued payroll and employee benefits, and accrued expenses	70	253
Contract liabilities	23	63
Operating lease obligations	(162)	(167)
Net cash used in operating activities	(4,002)	(3,110)

Cash flows from investing activities:
Purchase of property and equipment	(14)	(15)
Net cash used in investing activities	(14)	(15)

Cash flows from financing activities:
Principal payments on finance lease obligations	(6)	(5)
Net cash used in financing activities	(6)	(5)

Effect of exchange rate changes on cash and cash equivalents	(16)	(59)

Net change in cash and cash equivalents	(4,038)	(3,189)
Cash and cash equivalents at beginning of period	25,358	16,427
Cash and cash equivalents at end of period	$21,320	$13,238

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2	$10

Supplemental disclosure of non-cash investing and financial activities:
Property and equipment obtained in exchange for finance lease obligations	$-	$34
Right-of-use asset obtained in exchange for lease obligations	$940	$-

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

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen and the South Korean Won. The translation from Swedish Krona, Japanese Yen and South Korean Won to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the condensed consolidated balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive loss. Foreign currency translation gain (loss) was $24,000 and $45,000 and $(55,000) and $(189,000) during the three and six months ended June 30, 2026 and 2025, respectively. Loss resulting from foreign currency transactions are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and were $(2,000) and $(3,000) and $(12,000) and $68,000 during the three and six months ended June 30, 2026 and 2025, respectively.

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net loss for combined continuing and discontinued operations of approximately $2.1 million and $4.0 million and $1.9 million and $3.6 million for the three and six months ended June 30, 2026 and 2025, respectively and had an accumulated deficit of approximately $219.6 million and $215.6 million as of June 30, 2026 and December 31, 2025, respectively. In addition, operating activities used cash of approximately $4.0 million and $3.1 million for the six months ended June 30, 2026 and 2025, respectively.

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

As of June 30, 2026, four of our customers represented approximately 95.7% of our consolidated accounts receivable and unbilled revenues.

As of December 31, 2025, four of our customers represented approximately 95.4% of our consolidated accounts receivable and unbilled revenues.

Customers who accounted for 10.0% or more of our net revenues during the three months ended June 30, 2026 are as follows:

●	Seiko Epson – 34.0%

●	Commercial Vehicle OEM – 31.2%

●	Hewlett-Packard – 18.6%

●	Alps Alpine – 12.4%

Customers who accounted for 10.0% or more of our net revenues during the six months ended June 30, 2026 are as follows:

●	Seiko Epson – 31.7%

●	Commercial Vehicle OEM – 18.8%

●	Hewlett-Packard – 18.4%

●	Alps Alpine – 14.7%

●	NEXTY Electronics – 14.0%

Customers who accounted for 10.0% or more of our net revenues during the three months ended June 30, 2025 are as follows:

●	Commercial Vehicle OEM – 34.1%

●	Seiko Epson – 23.8%

●	Hewlett-Packard – 19.1%

●	Alps Alpine – 17.5%

Customers who accounted for 10.0% or more of our net revenues during the six months ended June 30, 2025 are as follows:

●	Seiko Epson – 30.8%

●	Alps Alpine – 22.3%

●	Commercial Vehicle OEM – 21.3%

●	Hewlett-Packard – 19.3%

Revenues

The following tables present the net revenues distribution by geographical area and market (in thousands):

	Three months ended June 30,
	2026		2025
	Amount	Percentage	Amount	Percentage
North America:
Net revenues from IT & Industrial	$93	100.0%	$115	100.0%
	$93	100.0%	$115	100.0%

Asia Pacific:
Net revenues from Automotive	$59	25.7%	$105	39.3%
Net revenues from IT & Industrial	171	74.3%	162	60.7%
	$230	100.0%	$267	100.0%

Europe, Middle East and Africa:
Net revenues from Automotive	$154	100.0%	$217	100.0%
	$154	100.0%	$217	100.0%

	Six months ended June 30,
	2026		2025
	Amount	Percentage	Amount	Percentage
North America:
Net revenues from IT & Industrial	$212	100.0%	$228	100.0%
	$212	100.0%	$228	100.0%

Asia Pacific:
Net revenues from Automotive	$160	24.2%	$248	39.7%
Net revenues from IT & Industrial	501	75.8%	376	60.3%
	$661	100.0%	$624	100.0%

Europe, Middle East and Africa:
Net revenues from Automotive
$218	100.0%	$260	100.0%
$218	100.0%	$260	100.0%

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

The following table presents our accounts receivable, net and contract liabilities (in thousands):

	June 30, 2026	December 31, 2025
Accounts receivable and unbilled revenues, net	$425	$391
Contract liabilities (deferred revenues)	60	37

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

The following table presents our deferred revenues by source (in thousands):

	June 30, 2026	December 31, 2025
Deferred revenues license fees	$50	$-
Deferred revenues non-recurring engineering	10	37
	$60	$37

During the three and six months ended June 30, 2026 and 2025, the Company recognized revenues of approximately $43,000 and $27,000 and $25,000 and zero respectively, related to contract liabilities outstanding at the beginning of the period.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of June 30, 2026 and December 31, 2025. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for or benefit from income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of June 30, 2026 and December 31, 2025, we had no unrecognized tax benefits.

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

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations are presented separately in the condensed consolidated balance sheets for all periods presented. On June 30, 2026 and December 31, 2025, these balances consisted of assets and liabilities of the Company’s Products business.

The following table presents a reconciliation of the carrying amounts of the major classes of these assets and liabilities to the assets and liabilities of discontinued operations as presented on the Company’s condensed consolidated balance sheets (in thousands):

	June 30, 2026	December 31, 2025
ASSETS OF DISCONTINUED OPERATIONS
Current assets of discontinued operations:
Accounts receivable and unbilled revenues, net	$30	$41
Total current assets of discontinued operations	30	41
Total assets of discontinued operations	$30	$41

Income (Loss) from Discontinued Operations

Discontinued operations for the three and six months ended June 30, 2026 and 2025, respectively, consists of results from the Company’s products business.

The following table provides details about the major classes of line items constituting “Income (loss) from discontinued operations” as presented on the Company’s condensed consolidated statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues:
Products	$28	$45	$28	$112
Total revenues	28	45	28	112

Cost of revenues:
Products	-	36	-	36
Total cost of revenues	-	36	-	36
Gross margin	28	9	28	76

Operating expenses:
Sales and marketing	-	(107)	-	(107)
Total operating expenses	-	(107)	-	(107)

Operating income	28	116	28	183
Income before provision for income taxes	28	116	28	183
Net income	$28	$116	$28	$183

Cash Flows Information

There were no amounts recorded for depreciation, amortization, capital expenditures or significant operating and investing noncash items of discontinued operations for the three and six months ended June 30, 2026 and 2025, respectively.

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

5. Net Loss per Share, Loss per Share from Continuing Operations and Income per Share from Discontinued Operations

Basic net loss per share of common stock for the three and six months ended June 30, 2026 and 2025 was computed by dividing the net loss attributable to common stockholders of the Company for the relevant period by the weighted average number of shares of common stock outstanding. Basic loss per share of common stock from continuing operations for the three and six months ended June 30, 2026 and 2025 was computed by dividing the loss from continuing operations attributable to common stockholders of the Company for the relevant period by the weighted average number of shares of common stock outstanding. Basic income per share of common stock from discontinued operations for the three and six months ended June 30, 2026 and 2025 was computed by dividing the income from discontinued operations attributable to common stockholders of the Company for the relevant period by the weighted average number of shares of common stock outstanding. Diluted loss per share of common stock is computed by dividing net loss attributable to common stockholders of the Company for the relevant period by the weighted average number of shares of common stock and common stock equivalents outstanding excluding potential common stock equivalents that are anti-dilutive. Diluted loss per share of common stock from continuing operations is computed by dividing loss from continuing operations attributable to common stockholders of the Company for the relevant period by the weighted average number of shares of common stock and common stock equivalents outstanding excluding potential common stock equivalents that are anti-dilutive. Diluted income per share of common stock from discontinued operations is computed by dividing income from continuing operations attributable to common stockholders of the Company for the relevant period by the weighted average number of shares of common stock and common stock equivalents outstanding excluding potential common stock equivalents that are anti-dilutive.

The Company had no potential common stock equivalents for the three and six months ended June 30, 2026 and 2025, respectively.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
BASIC AND DILUTED
Weighted average number of common shares outstanding	16,783	16,783	16,783	16,783
Loss from continuing operations	$(2,139)	$(1,984)	$(4,002)	$(3,784)
Income from discontinued operations	28	116	28	183
Net loss	$(2,111)	$(1,868)	$(3,974)	$(3,601)

Loss per share from continuing operations - basic and diluted	$(0.13)	$(0.12)	$(0.24)	$(0.23)
Income per share from discontinued operations - basic and diluted	-	0.01	-	0.01
Net loss per share - basic and diluted(a)	$(0.13)	$(0.11)	$(0.24)	$(0.21)

(a)	May not sum due to rounding.

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

The following table presents key financial information with respect to the Company’s single operating segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues	$477	$599	$1,091	$1,112

Costs and expenses(a):
Cost of revenues	9	5	13	14
Product R&D	75	44	140	85
General and administrative, including rent	362	350	682	546
Payroll and related	1,878	1,917	3,530	3,620
Professional fees and IP	307	290	841	659
Marketing and travel	159	94	257	254
Total costs and expenses	2,790	2,700	5,463	5,178
Other segment items(b)	(8)	(9)	(20)	(9)
Other income, net	183	126	392	281
Loss before provision for income taxes	(2,138)	(1,984)	(4,000)	(3,794)
Provision for (benefit from) income taxes	1	-	2	(10)
Loss from continuing operations	$(2,139)	$(1,984)	$(4,002)	$(3,784)

(a)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision-maker.

(b)	Other segment items primarily include depreciation and amortization and payroll and related - re-allocated to cost of revenues.

The following table presents the long-lived assets property and equipment and right-of-use assets by geographic area (in thousands):

	June 30, 2026	December 31, 2025
United States	$64	$72
Sweden	1,194	528
Total	$1,258	$600

We report revenues from external customers based on the country where the customer is located. The following table presents net revenues by country (in thousands):

	Three months ended June 30,
	2026		2025
	Amount	Percentage	Amount	Percentage
Japan	$229	48.0%	$262	43.6%
Sweden	149	31.2%	204	34.1%
Germany	6	1.3%	13	2.2%
China	-	-%	4	0.7%
South Korea	-	-%	1	0.2%
	$384	80.5%	$484	80.8%
United States	93	19.5%	115	19.2%
Total	$477	100.0%	$599	100.0%

	Six months ended June 30,
	2026		2025
	Amount	Percentage	Amount	Percentage
Japan	$659	60.4%	$612	55.0%
Sweden	206	18.9%	237	21.3%
Germany	13	1.2%	23	2.1%
China	1	0.1%	10	0.9%
South Korea	-	-%	1	0.1%
Other	-	-%	1	0.1%
	$879	80.6%	$884	79.5%
United States	212	19.4%	228	20.5%
Total	$1,091	100.0%	$1,112	100.0%

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

Licensing

We license our MultiSensing and zForce technology to Original Equipment Manufacturers (“OEMs”) and Tier 1 suppliers who embed our technology into products that they develop, manufacture and sell. Since 2010, our licensing customers have sold over 100 million devices that use our patented technology.

As of June 30, 2026, we had 36 valid technology license agreements with global OEMs, Original Design Manufacturers (“ODMs”) and Tier 1 suppliers.

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

Global Conflicts

The ongoing war in Ukraine has impacted the global economy as the United States, the UK, the EU, and other countries have imposed broad export controls and financial and economic sanctions against Russia (a large exporter of commodities), Belarus, and specific areas of Ukraine, and may continue to impose additional sanctions or other measures. Russia may impose its own counteractive measures. In addition, the war with Iran has led to recent increases in the fuel prices. We do not procure materials directly from Ukraine, Russia or Iran, but the war in Ukraine and the war with Iran may further exacerbate ongoing supply chain disruptions that are occurring across the globe, and the increases in inflation could impact the overall demand for our technology and services, our costs for labor, equipment and products, shipping, fuel, warehousing and other operational overhead and the margins we will be able to realize on our technology and services, all of which could have an adverse impact on our business, financial position, results of operations and cash flows. While the precise effects on global economies from the war in Ukraine, the war with Iran and related sanctions remain uncertain, there has been significant volatility in the financial markets, fluctuations in currency exchange rates, and an increase in energy and commodity prices globally. Should the wars continue or escalate, there may be various economic and security consequences including, but not limited to, additional supply shortages of different kinds; further increases in prices of commodities; significant disruptions in logistics infrastructure and telecommunications services; and risks relating to the unavailability of information technology systems and infrastructure. The resulting impacts on the global economy, financial markets, inflation, interest rates, and unemployment, among others, could adversely impact economic and financial conditions.

Results of Operations

A summary of our financial results is as follows (in thousands, except percentages):

	Three months ended June 30,		Variance in
	2026	2025	Dollars	Percent
Revenues:
License fees	$441	$404	$37	9.2%
Percentage of revenue	92.5%	67.4%
Non-recurring engineering	36	195	(159)	(81.5)%
Percentage of revenue	7.5%	32.6%
Total revenues	$477	$599	$(122)	(20.4)%

Cost of revenues:
Non-recurring engineering	9	6	3	50.0%
Percentage of revenue	1.9%	1.0%
Total cost of revenues	$9	$6	$3	50.0%
Gross margin	$468	$593	$(125)	(21.1)%

Operating expenses:
Research and development	$1,004	$1,074	$(70)	(6.5)%
Percentage of revenue	210.5%	179.3%
Sales and marketing	739	596	143	24.0%
Percentage of revenue	154.9%	99.5%
General and administrative	1,046	1,033	13	1.3%
Percentage of revenue	219.3%	172.5%
Total operating expenses	$2,789	$2,703	$86	3.2%
Percentage of revenue	584.7%	451.3%

Operating loss	$(2,321)	$(2,110)	$(211)	10.0%
Percentage of revenue	(486.6)%	(352.3)%
Other income, net	183	126	57	45.2%
Percentage of revenue	38.4%	21.0%
Provision for (benefit from) income taxes	1	-	1	-%
Percentage of revenue	0.2%	-%
Loss from continuing operations	$(2,139)	$(1,984)	$(155)	7.8%
Percentage of revenue	(448.4)%	(331.2)%
Basic and diluted loss per share from continuing operations	$(0.13)	$(0.12)	$(0.01)	8.3%

	Six months ended June 30,		Variance in
	2026	2025	Dollars	Percent
Revenues:
License fees	$1,033	$901	$132	14.7%
Percentage of revenue	94.7%	81.0%
Non-recurring engineering	58	211	(153)	(72.5)%
Percentage of revenue	5.3%	19.0%
Total revenues	$1,091	$1,112	$(21)	(1.9)%

Cost of revenues:
Non-recurring engineering	13	15	(2)	(13.3)%
Percentage of revenue	1.2%	1.3%
Total cost of revenues	$13	$15	$(2)	(13.3)%
Gross margin	$1,078	$1,097	$(19)	(1.7)%

Operating expenses:
Research and development	$1,909	$2,049	$(140)	(6.8)%
Percentage of revenue	175.0%	184.3%
Sales and marketing	1,347	1,238	109	8.8%
Percentage of revenue	123.5%	111.3%
General and administrative	2,214	1,885	329	17.5%
Percentage of revenue	202.9%	169.5%
Total operating expenses	$5,470	$5,172	$298	5.8%
Percentage of revenue	501.4%	465.1%

Operating loss	$(4,392)	$(4,075)	$(317)	7.8%
Percentage of revenue	(402.6)%	(366.5)%
Other income, net	392	281	111	39.5%
Percentage of revenue	35.9%	25.3%
Provision for income taxes	2	(10)	12	(120.0)%
Percentage of revenue	0.2%	(0.9)%
Loss from continuing operations	$(4,002)	$(3,784)	$(218)	5.8%
Percentage of revenue	(366.8)%	(340.3)%
Basic and diluted loss per share from continuing operations	$(0.24)	$(0.23)	$(0.01)	4.3%

Revenues

All of our sales for the three and six months ended June 30, 2026 and 2025 were to customers located in the United States, Europe and Asia.

Total revenues were $0.5 million and $1.1 million for the three and six months ended June 30, 2026, respectively compared to $0.6 million and $1.1 million for the same periods in 2025, respectively. The decrease in total revenues of 20.4% for the three months ended June 30, 2026, as compared to the same period in 2025, is mainly explained by lower NRE offset by higher license fees. The decrease in total revenues of 1.9% for the six months ended June 30, 2026, as compared to the same period in 2025, is mainly explained by lower NRE offset by higher license fees.

License Fees

Revenues from license fees were $0.4 million and $1.0 million for the three and six months ended June 30, 2026, respectively, compared to $0.4 million and $0.9 million for the same periods in 2025, respectively. The increase of 9.2% for the three months ended June 30, 2026, as compared to the same period in 2025, was mainly due to new license agreements, including significant growth in MultiSensing license revenue, which increased more than fivefold. The increase of 14.7% for the six months ended June 30, 2026, as compared to the same period in 2025, was mainly due to new license agreements.

Non-recurring Engineering

Revenues from non-recurring engineering were $36,000 and $58,000 for the three and six months ended June 30, 2026, respectively, compared to $195,000 and $211,000 for the same periods in 2025, respectively. Most of our non-recurring engineering revenues are related to application development and proof-of-concept projects related to our technology platforms. The decrease of 81.5% for the three months ended June 30, 2026, as compared to the same period in 2025, was the result of decreased delivery in projects. The decrease of 72.5% for the six months ended June 30, 2026, as compared to the same period in 2025, was the result of decreased delivery in projects.

The following tables presents the net revenues by market and revenue stream (in thousands):

	Three months ended June 30,
	2026		2025
	Amount	Percentage	Amount	Percentage
Automotive:
License fees	$185	86.4%	$143	44.3%
Non-recurring engineering	29	13.6%	180	55.7%
	$214	100.0%	$323	100.0%

IT & Industrial:
License fees	$256	97.3%	$261	94.6%
Non-recurring engineering	7	2.7%	15	5.4%
	$263	100.0%	$276	100.0%

	Six months ended June 30,
	2026		2025
	Amount	Percentage	Amount	Percentage
Automotive:
License fees	$341	90.0%	$321	63.1%
Non-recurring engineering	38	10.0%	188	36.9%
	$379	100.0%	$509	100.0%

IT & Industrial:
License fees	$692	97.2%	$580	96.2%
Non-recurring engineering	20	2.8%	23	3.8%
	$712	100.0%	$603	100.0%

Gross Margin

Our gross margin was 98.1% and 98.8% for the three and six months ended June 30, 2026, respectively, compared to 99.0% and 98.7% for the same periods in 2025, respectively.

Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contracts.

Research and Development

Research and development (“R&D”) expenses were $1.0 million and $1.9 million for the three and six months ended June 30, 2026, respectively, compared to $1.1 million and $2.0 million for the same periods in 2025, respectively. The decrease of 6.5% for the three months ended June 30, 2026 compared to the same period in 2025 was primarily related to lower payroll and related costs. The decrease of 6.8% for the six months ended June 30, 2026, as compared to the same period in 2025, was primarily related to lower payroll and related costs.

R&D expenses primarily consist of personnel-related costs in addition to external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes.

Sales and Marketing

Sales and marketing expenses were $0.7 million and $1.3 million for the three and six months ended June 30, 2026, respectively, compared to $0.6 million and $1.2 million for the same periods in 2025, respectively. The increase of 24.0% for the three months ended June 30, 2026 compared to the same period in 2025 was primarily related to higher payroll and related costs and higher advertising and travel expenses. The increase of 8.8% for the six months ended June 30, 2026, as compared to the same period in 2025, was primarily related to higher payroll and related costs.

Our sales and marketing activities focus on OEM, ODM and Tier 1 customers who will license our technology.

General and Administrative

General and administrative expenses were $1.0 million and $2.2 million for the three and six months ended June 30, 2026, respectively, compared to $1.0 million and $1.9 million for the same period in 2025, respectively. The increase of 17.5% for the six months ended June 30, 2026, compared to the same period in 2025, was primarily related to higher professional fees due to tax analysis of the net income for 2025, higher payroll and related costs and the currency exchange effect.

Other Income

Other income was $0.2 million and $0.4 million for the three and six months ended June 30, 2026, respectively, compared to $0.1 million and $0.3 million for the same periods in 2025, respectively. The other income for the period was mainly related to interest income earned.

Income Taxes

Our effective tax rate was zero and (0.1)% for the three and six months ended June 30, 2026, respectively, compared to zero and 0.3% for the same periods in 2025, respectively. The tax rate is due to global intangible low-taxed income and change in valuation allowance.

Net Loss

As a result of the factors discussed above, we recorded a loss from continuing operations of $2.1 million and $4.0 million for the three and six months ended June 30, 2026, respectively, and $2.0 million and $3.8 million for the same periods in 2025, respectively.

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

As of June 30, 2026, we had cash and cash equivalents of $21.3 million, as compared to $25.4 million as of December 31, 2025. Based on our current cash position, and assuming currently planned expenditures and level of operations, we believe we have sufficient capital to fund operations for the twelve-month period subsequent to the date of this report.

Working capital (current assets less current liabilities) was $20.3 million as of June 30, 2026, compared to $24.1 million as of December 31, 2025.

Net cash used in operating activities for combined continuing and discontinued operations for the six months ended June 30, 2026, was $4.0 million and was primarily the result of a net loss of $4.0 million and approximately $0.2 million in non-cash operating expenses, comprised of depreciation and amortization and amortization of operating lease right-of-use assets and changes in operating assets and liabilities of $(0.3) million. Net cash used in operating activities for combined continuing and discontinued operations for the six months ended June 30, 2025, was $3.1 million and was primarily the result of a net loss of $3.6 million and approximately $0.1 million in non-cash operating expenses, comprised of depreciation and amortization and amortization of operating lease right-of-use assets and changes in operating assets and liabilities of $0.4 million.

Net cash used in investing activities for combined continuing and discontinued operations for the six months ended June 30, 2026, was approximately $14,000 and was primarily the result of purchase of property and equipment. Net cash used in investing activities for combined continuing and discontinued operations for the six months ended June 30, 2025, was approximately $15,000 and was primarily the result of purchase of property and equipment.

Net cash used in financing activities for combined continuing and discontinued operations for the six months ended June 30, 2026, was approximately $6,000 and was primarily the result of principal payments on finance leases. Net cash used in financing activities for combined continuing and discontinued operations for the six months ended June 30, 2025, was approximately $5,000 and was primarily the result of principal payments on finance leases.

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net loss for combined continuing and discontinued operations of approximately $2.1 million and $4.0 million for the three and six months ended June 30, 2026, respectively, compared to a loss of $1.9 million and $3.6 million for the same periods in 2025, respectively, and had an accumulated deficit of approximately $219.6 million and $215.6 million as of June 30, 2026 and December 31, 2025, respectively.

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

For total rent expense for combined continuing and discontinued operations, we recorded $123,000 and $249,000 for the three and six months ended June 30, 2026, respectively, compared to $115,000 and $219,000 for the same periods in 2025, respectively.

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC, which is used in our licensed technology. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2 million ASICs sold. As of June 30, 2026, we had made no payments to TI under the NN1002 Agreement.

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

During the six months ended June 30, 2026 and 2025, no shares were sold under the Ladenburg ATM Facility.

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

The PTAB found in favor of Aequitas Sub and against Apple and Samsung in December 2022 in connection with the inter partes review proceedings, ruling that none of the challenged claims were unpatentable. The PTAB similarly held in favor of Aequitas Sub and against Google in January 2023. Apple and Samsung appealed to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) in February 2023 (assigned docket number 23-1464, and Google filed its appeal in the Federal Circuit in March 2023 (assigned docket number 23-1638). On July 18, 2024, the Federal Circuit affirmed the PTAB’s rulings, found in favor of Aequitas Sub and against Google and Apple/Samsung, and held that none of the challenged claims in U.S. Patent No. 8,095,879 are unpatentable.

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

The case against Apple remains pending in the United States District Court for the Northern District of California (docket number 21-cv-8872). On November 13, 2024, the Court granted the parties’ motion to continue the stay pending resolution of the Samsung case pending in the Western District of Texas (case number 20-cv-00507-ADA) by settlement or final judgment. On September 15, 2025 the Court lifted the stay upon stipulation of the parties.  On October 27, 2025, the parties submitted a stipulated scheduling order for the remainder of the case. On December 15, 2025, the Court entered a modified order for scheduling.  Among other dates, the Court ordered (i) a close of fact discovery on July 31, 2026, (ii) mediation by December 8, 2026, and (iii) trial by February 22, 2027.  The Court also ordered claim construction briefing beginning March 27, 2026 and concluding April 17, 2026.  Further, on February 10, 2026, the case was referred to private alternative dispute resolution to be completed by December 8, 2026. On April 2, 2026, Apple moved for summary judgment of invalidity for lack of written description. On June 8, 2026, the Court granted Apple’s motion for summary judgment, and on June 15, 2026 the clerk entered judgment dismissing the case. On July 1, 2026, Neonode Smartphone LLC appealed to the Federal Circuit (assigned docket number 26-2007). Neonode Smartphone LLC’s opening appellate brief is due in early September 2026, absent any extension.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2026 due to the material weaknesses in internal control over financial reporting that are described in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Changes in Internal Control over Financial Reporting

Except for the changes described to internal control above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

NEONODE INC.

Date: August 12, 2026	By:	/s/ Fredrik Nihlén
Fredrik Nihlén
Chief Financial Officer
(Principal Financial and Accounting Officer)