Form 10-Q
period 2026-09-30
Neonode Inc.
filed 2026-11-12
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

or

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

The number of shares of the registrant’s common stock outstanding as of November 10, 2026 was 16,782,922.

NEONODE INC.

Quarterly Report on Form 10-Q

For the Fiscal Quarter Ended September 30, 2026

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NEONODE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$19,697	$25,358
Accounts receivable and unbilled revenues, net	472	391
Prepaid expenses and other current assets	647	495
Current assets of discontinued operations	-	41
Total current assets	20,816	26,285

Non-current assets:
Property and equipment, net	110	145
Operating lease right-of-use assets, net	1,019	455
Total non-current assets	1,129	600
Total assets	$21,945	$26,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$253	$464
Accrued payroll and employee benefits	817	865
Accrued expenses	236	459
Contract liabilities	74	37
Current portion of finance lease obligations	12	12
Current portion of operating lease obligations	202	344
Total current liabilities	1,594	2,181

Non-current liabilities:
Finance lease obligations, net of current portion	5	15
Operating lease obligations, net of current portion	716	-
Total non-current liabilities	721	15
Total liabilities	2,315	2,196

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, with par value of $0.001; no shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	-	-
Common stock, 25,000,000 shares authorized, with par value of $0.001; 16,782,922 and 16,782,922 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	17	17
Additional paid-in capital	240,955	240,955
Accumulated other comprehensive loss	(644)	(696)
Accumulated deficit	(220,698)	(215,587)
Total stockholders’ equity	19,630	24,689
Total liabilities and stockholders’ equity	$21,945	$26,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues:
License fees	$444	$406	$1,477	$1,307
Non-recurring engineering	91	24	149	235
Total revenues	535	430	1,626	1,542

Cost of revenues:
Non-recurring engineering	5	9	18	24
Total cost of revenues	5	9	18	24
Gross margin	530	421	1,608	1,518

Operating expenses:
Research and development	669	794	2,578	2,843
Sales and marketing	469	466	1,816	1,704
General and administrative	704	862	2,918	2,747
Total operating expenses	1,842	2,122	7,312	7,294

Gain from patent assignment	-	19,389	-	19,389
Broker fee from patent assignment	-	(3,878)	-	(3,878)

Operating (loss) income	(1,312)	13,810	(5,704)	9,735
Other income, net	176	124	568	405
(Loss) income before provision for (benefit from) income taxes	(1,136)	13,934	(5,136)	10,140
Provision for (benefit from) income taxes	1	-	3	(10)
(Loss) income from continuing operations	(1,137)	13,934	(5,139)	10,150
Income from discontinued operations	-	250	28	433
Net (loss) income	$(1,137)	$14,184	$(5,111)	$10,583

(Loss) income per common share:
Basic and diluted (loss) income per share from continuing operations	$(0.07)	$0.83	$(0.31)	$0.60
Basic and diluted income per share from discontinued operations	-	0.01	-	0.03
Basic and diluted net (loss) income per share⁽ᵃ⁾	$(0.07)	$0.85	$(0.30)	$0.63
Basic and diluted – weighted average number of common shares outstanding	16,783	16,783	16,783	16,783

(a)	May not sum due to rounding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(1,137)	$14,184	$(5,111)	$10,583

Other comprehensive income (loss):
Foreign currency translation adjustments	7	(33)	52	(222)
Total other comprehensive income (loss)	7	(33)	52	(222)
Comprehensive (loss) income	$(1,130)	$14,151	$(5,059)	$10,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

For the three and nine months ended September 30, 2026 and 2025

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balances, December 31, 2025	16,783	$17	$240,955	$(696)	$(215,587)	$24,689
Foreign currency translation adjustment	-	-	-	21	-	21
Net loss	-	-	-	-	(1,863)	(1,863)
Balances, March 31, 2026	16,783	$17	$240,955	$(675)	$(217,450)	$22,847
Foreign currency translation adjustment	-	-	-	24	-	24
Net loss	-	-	-	-	(2,111)	(2,111)
Balances, June 30, 2026	16,783	$17	$240,955	$(651)	$(219,561)	$20,760
Foreign currency translation adjustment	-	-	-	7	-	7
Net loss	-	-	-	-	(1,137)	(1,137)
Balances, September 30, 2026	16,783	$17	$240,955	$(644)	$(220,698)	$19,630

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balances, December 31, 2024	16,783	$17	$240,955	$(450)	$(224,080)	$16,442
Foreign currency translation adjustment	-	-	-	(134)	-	(134)
Net loss	-	-	-	-	(1,733)	(1,733)
Balances, March 31, 2025	16,783	$17	$240,955	$(584)	$(225,813)	$14,575
Foreign currency translation adjustment	-	-	-	(55)	-	(55)
Net loss	-	-	-	-	(1,868)	(1,868)
Balances, June 30, 2025	16,783	$17	$240,955	$(639)	$(227,681)	$12,652
Foreign currency translation adjustment	-	-	-	(33)	-	(33)
Net income	-	-	-	-	14,184	14,184
Balances, September 30, 2025	16,783	$17	$240,955	$(672)	$(213,497)	$26,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(5,111)	$10,583
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Recoveries of bad debt	-	(138)
Gain from patent assignment	-	(19,389)
Loss on disposal of assets	-	2
Depreciation and amortization	49	37
Amortization of operating lease right-of-use assets	290	261
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues, net	(40)	232
Prepaid expenses and other current assets	(232)	9
Accounts payable, accrued payroll and employee benefits, and accrued expenses	(368)	84
Accrued broker fee from patent assignment	-	3,878
Contract liabilities	37	62
Operating lease obligations	(254)	(258)
Net cash used in operating activities	(5,629)	(4,637)

Cash flows from investing activities:
Purchase of property and equipment	(19)	(90)
Net cash used in investing activities	(19)	(90)

Cash flows from financing activities:
Principal payments on finance lease obligations	(9)	(8)
Net cash used in financing activities	(9)	(8)

Effect of exchange rate changes on cash and cash equivalents	(4)	(107)

Net change in cash and cash equivalents	(5,661)	(4,842)
Cash and cash equivalents at beginning of period	25,358	16,427
Cash and cash equivalents at end of period	$19,697	$11,585

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3	$(10)

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment obtained in exchange for finance lease obligations	$-	$34
Right-of-use asset obtained in exchange for lease obligations	$927	$-
Receivable from patent assignment	$-	$19,389

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

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen and the South Korean Won. The translation from Swedish Krona, Japanese Yen and South Korean Won to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the condensed consolidated balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive loss. Foreign currency translation gain (loss) was $7,000 and $52,000 and $(33,000) and $(222,000) during the three and nine months ended September 30, 2026 and 2025, respectively. Gain (loss) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and were zero and $(3,000) and $(13,000) and $67,000 during the three and nine months ended September 30, 2026 and 2025, respectively.

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net loss for combined continuing and discontinued operations of approximately $1.1 million and $5.1 million for the three and nine months ended September 30, 2026, respectively, compared with net income of approximately $14.2 million and $10.6 million for the corresponding periods in 2025, respectively, and had an accumulated deficit of approximately $220.7 million and $215.6 million as of September 30, 2026 and December 31, 2025, respectively. In addition, operating activities used cash of approximately $5.6 million and $4.6 million for the nine months ended September 30, 2026 and 2025, respectively.

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

As of September 30, 2026, five of our customers represented approximately 92.0% of our consolidated accounts receivable and unbilled revenues.

As of December 31, 2025, four of our customers represented approximately 95.4% of our consolidated accounts receivable and unbilled revenues.

Customers who accounted for 10.0% or more of our net revenues during the three months ended September 30, 2026 are as follows:

●	Seiko Epson – 29.9%

●	Commercial Vehicle OEM – 23.9%

●	Hewlett-Packard – 15.6%

●	Alps Alpine – 14.0%

Customers who accounted for 10.0% or more of our net revenues during the nine months ended September 30, 2026 are as follows:

●	Seiko Epson – 31.1%

●	Commercial Vehicle OEM – 20.5%

●	Hewlett-Packard – 17.5%

●	Alps Alpine – 13.2%

●	NEXTY Electronics – 10.5%

Customers who accounted for 10.0% or more of our net revenues during the three months ended September 30, 2025 are as follows:

●	Seiko Epson – 46.3%

●	Hewlett-Packard – 21.5%

●	Alps Alpine – 15.0%

Customers who accounted for 10.0% or more of our net revenues during the nine months ended September 30, 2025 are as follows:

●	Seiko Epson – 35.1%

●	Alps Alpine – 20.2%

●	Hewlett-Packard – 19.9%

●	Commercial Vehicle OEM – 17.8%

Revenues

The following tables present the net revenues distribution by geographical area and market (in thousands):

	Three months ended September 30,
	2026		2025
	Amount	Percentage	Amount	Percentage
North America:
Net revenues from IT & Industrial	$93	100.0%	$101	100.0%
	$93	100.0%	$101	100.0%

Asia Pacific:
Net revenues from Automotive	$54	23.2%	$65	23.2%
Net revenues from IT & Industrial	179	76.8%	215	76.8%
	$233	100.0%	$280	100.0%

Europe, Middle East and Africa:
Net revenues from Automotive	$209	100.0%	$49	100.0%
	$209	100.0%	$49	100.0%

	Nine months ended September 30,
	2026		2025
	Amount	Percentage	Amount	Percentage
North America:
Net revenues from IT & Industrial	$305	100.0%	$329	100.0%
	$305	100.0%	$329	100.0%

Asia Pacific:
Net revenues from Automotive	$214	23.9%	$313	34.6%
Net revenues from IT & Industrial	680	76.1%	591	65.4%
	$894	100.0%	$904	100.0%

Europe, Middle East and Africa:
Net revenues from Automotive	$427	100.0%	$309	100.0%
	$427	100.0%	$309	100.0%

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

The following table presents our accounts receivable, net and contract liabilities (in thousands):

	September 30, 2026	December 31, 2025
Accounts receivable and unbilled revenues, net	$472	$391
Contract liabilities (deferred revenues)	74	37

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

The following table presents our deferred revenues by source (in thousands):

	September 30, 2026	December 31, 2025
Deferred revenues license fees	$25	$-
Deferred revenues non-recurring engineering	49	37
	$74	$37

During the three and nine months ended September 30, 2026 and 2025, the Company recognized revenues of approximately $35,000 and $37,000 and 38,000 and zero respectively, related to contract liabilities outstanding at the beginning of the period.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of September 30, 2026 and December 31, 2025. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for or benefit from income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of September 30, 2026 and December 31, 2025, we had no unrecognized tax benefits.

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

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations are presented separately in the condensed consolidated balance sheets for all periods presented. On September 30, 2026 and December 31, 2025, these balances consisted of assets and liabilities of the Company’s Products business.

The following table presents a reconciliation of the carrying amounts of the major classes of these assets and liabilities to the assets and liabilities of discontinued operations as presented on the Company’s condensed consolidated balance sheets (in thousands):

	September 30, 2026	December 31, 2025
ASSETS OF DISCONTINUED OPERATIONS
Current assets of discontinued operations:
Accounts receivable and unbilled revenues, net	$-	$41
Total current assets of discontinued operations	-	41
Total assets of discontinued operations	$-	$41

Income from Discontinued Operations

Discontinued operations for the three and nine months ended September 30, 2026 and 2025, respectively, consists of results from the Company’s products business.

The following table provides details about the major classes of line items constituting “Income from discontinued operations” as presented on the Company’s condensed consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues:
Products	$-	$226	$28	$338
Total revenues	-	226	28	338

Cost of revenues:
Products	-	12	-	48
Total cost of revenues	-	12	-	48
Gross margin	-	214	28	290

Operating expenses:
Sales and marketing	-	(36)	-	(143)
Total operating expenses	-	(36)	-	(143)

Operating income	-	250	28	433
Income before provision for income taxes	-	250	28	433
Net income	$-	$250	$28	$433

Cash Flows Information

There were no amounts recorded for depreciation, amortization, capital expenditures or significant operating and investing noncash items of discontinued operations for the three and nine months ended September 30, 2026 and 2025, respectively.

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

5. Net (Loss) Income per Share, (Loss) Income per Share from Continuing Operations and Income per Share from Discontinued Operations

Basic net (loss) income per share of common stock for the three and nine months ended September 30, 2026 and 2025 was computed by dividing the net (loss) income attributable to common stockholders of the Company for the relevant period by the weighted average number of shares of common stock outstanding. Basic (loss) income per share of common stock from continuing operations for the three and nine months ended September 30, 2026 and 2025 was computed by dividing the (loss) income from continuing operations attributable to common stockholders of the Company for the relevant period by the weighted average number of shares of common stock outstanding. Basic income per share of common stock from discontinued operations for the three and nine months ended September 30, 2026 and 2025 was computed by dividing the income from discontinued operations attributable to common stockholders of the Company for the relevant period by the weighted average number of shares of common stock outstanding. Diluted (loss) income per share of common stock is computed by dividing net (loss) income attributable to common stockholders of the Company for the relevant period by the weighted average number of shares of common stock and common stock equivalents outstanding excluding potential common stock equivalents that are anti-dilutive. Diluted (loss) income per share of common stock from continuing operations is computed by dividing (loss) income from continuing operations attributable to common stockholders of the Company for the relevant period by the weighted average number of shares of common stock and common stock equivalents outstanding excluding potential common stock equivalents that are anti-dilutive. Diluted income per share of common stock from discontinued operations is computed by dividing income from continuing operations attributable to common stockholders of the Company for the relevant period by the weighted average number of shares of common stock and common stock equivalents outstanding excluding potential common stock equivalents that are anti-dilutive.

The Company had no potential common stock equivalents for the three and nine months ended September 30, 2026 and 2025, respectively.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
BASIC AND DILUTED
Weighted average number of common shares outstanding	16,783	16,783	16,783	16,783
(Loss) income from continuing operations	$(1,137)	$13,934	$(5,139)	$10,150
Income from discontinued operations	-	250	28	433
Net (loss) income	$(1,137)	$14,184	$(5,111)	$10,583

(Loss) income per share from continuing operations - basic and diluted	$(0.07)	$0.83	$(0.31)	$0.60
Income per share from discontinued operations - basic and diluted	-	0.01	-	0.03
Net (loss) income per share - basic and diluted(a)	$(0.07)	$0.85	$(0.30)	$0.63

(a)	May not sum due to rounding.

6. Segment Information

The Company operates as one operating segment. Our chief operating decision maker (“CODM”) is our Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated operating (loss) income and net (loss) income to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the allocation of budget between cost of revenues, research and development, sales and marketing, and general and administrative expenses.

The following table presents key financial information with respect to the Company’s single operating segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues	$535	$430	$1,626	$1,542

Costs and expenses(a):
Cost of revenues	5	10	18	24
Product R&D	64	47	204	132
General and administrative, including rent	317	302	999	848
Payroll and related	1,065	1,257	4,595	4,877
Professional fees and IP	269	414	1,110	1,073
Marketing and travel	116	97	373	351
Total costs and expenses	1,836	2,127	7,299	7,305
Other segment items(b)	(11)	15,507	(31)	15,498
Other income, net	176	124	568	405
(Loss) income before provision for (benefit from) income taxes	(1,136)	13,934	(5,136)	10,140
Provision for (benefit from) income taxes	1	-	3	(10)
(Loss) income from continuing operations	$(1,137)	$13,934	$(5,139)	$10,150

(a)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision-maker.

(b)	Other segment items primarily include net proceeds from patent assignment, depreciation and amortization and payroll and related - re-allocated to cost of revenues.

The following table presents the long-lived assets property and equipment and right-of-use assets by geographic area (in thousands):

	September 30, 2026	December 31, 2025
United States	$60	$72
Sweden	1,069	528
Total	$1,129	$600

We report revenues from external customers based on the country where the customer is located. The following table presents net revenues by country (in thousands):

	Three months ended September 30,
	2026		2025
	Amount	Percentage	Amount	Percentage
Japan	$231	43.2%	$277	64.4%
Sweden	203	37.9%	38	8.8%
Germany	5	0.9%	11	2.6%
China	3	0.6%	4	0.9%
Other	-	-%	(1)	(0.2)%
	$442	82.6%	$329	76.5%
United States	93	17.4%	101	23.5%
Total	$535	100.0%	$430	100.0%

	Nine months ended September 30,
	2026		2025
	Amount	Percentage	Amount	Percentage
Japan	$890	54.7%	$889	57.7%
Sweden	409	25.2%	275	17.8%
Germany	18	1.1%	34	2.2%
China	4	0.2%	14	0.9%
South Korea	-	-%	1	0.1%
	$1,321	81.2%	$1,213	78.7%
United States	305	18.8%	329	21.3%
Total	$1,626	100.0%	$1,542	100.0%

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

As of September 30, 2026, we had 36 valid technology license agreements with global OEMs, Original Design Manufacturers (“ODMs”) and Tier 1 suppliers.

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

Results of Operations

A summary of our financial results is as follows (in thousands, except percentages):

	Three months ended September 30,		Variance in
	2026	2025	Dollars	Percent
Revenues:
License fees	$444	$406	$38	9.4%
Percentage of revenue	83.0%	94.4%
Non-recurring engineering	91	24	67	279.2%
Percentage of revenue	17.0%	5.6%
Total revenues	$535	$430	$105	24.4%

Cost of revenues:
Non-recurring engineering	5	9	(4)	(44.4)%
Percentage of revenue	0.9%	2.1%
Total cost of revenues	$5	$9	$(4)	(44.4)%
Gross margin	$530	$421	$109	25.9%

Operating expenses:
Research and development	$669	$794	$(125)	(15.7)%
Percentage of revenue	125.0%	184.7%
Sales and marketing	469	466	3	0.6%
Percentage of revenue	87.7%	108.4%
General and administrative	704	862	(158)	(18.3)%
Percentage of revenue	131.6%	200.5%
Total operating expenses	$1,842	$2,122	$(280)	(13.2)%
Percentage of revenue	344.3%	493.5%

Gain from patent assignment	$-	$19,389	$(19,389)	(100.0)%
Percentage of revenue	-%	4,509.1%
Broker fee from patent assignment	-	(3,878)	3,878	(100.0)%
Percentage of revenue	-%	(901.9)%

Operating (loss) income	$(1,312)	$13,810	$(15,122)	(109.5)%
Percentage of revenue	(245.2)%	3,211.6%
Other income, net	176	124	52	41.9%
Percentage of revenue	32.9%	28.8%
Provision for income taxes	1	-	1	-%
Percentage of revenue	0.2%	-%
(Loss) income from continuing operations	$(1,137)	$13,934	$(15,071)	(108.2)%
Percentage of revenue	(212.5)%	3,240.5%
Basic and diluted (loss) income per share from continuing operations	$(0.07)	$0.83	$(0.90)	(108.4)%

	Nine months ended September 30,		Variance in
	2026	2025	Dollars	Percent
Revenues:
License fees	$1,477	$1,307	$170	13.0%
Percentage of revenue	90.8%	84.8%
Non-recurring engineering	149	235	(86)	(36.6)%
Percentage of revenue	9.2%	15.2%
Total revenues	$1,626	$1,542	$84	5.4%

Cost of revenues:
Non-recurring engineering	18	24	(6)	(25.0)%
Percentage of revenue	1.1%	1.6%
Total cost of revenues	$18	$24	$(6)	(25.0)%
Gross margin	$1,608	$1,518	$90	5.9%

Operating expenses:
Research and development	$2,578	$2,843	$(265)	(9.3)%
Percentage of revenue	158.5%	184.4%
Sales and marketing	1,816	1,704	112	6.6%
Percentage of revenue	111.7%	110.5%
General and administrative	2,918	2,747	171	6.2%
Percentage of revenue	179.5%	178.1%
Total operating expenses	$7,312	$7,294	$18	0.2%
Percentage of revenue	449.7%	473.0%

Gain from patent assignment	$-	$19,389	$(19,389)	(100.0)%
Percentage of revenue	-%	1,257.4%
Broker fee from patent assignment	-	(3,878)	3,878	(100.0)%
Percentage of revenue	-%	(251.5)%

Operating (loss) income	$(5,704)	$9,735	$(15,439)	(158.6)%
Percentage of revenue	(350.8)%	631.3%
Other income, net	568	405	163	40.2%
Percentage of revenue	34.9%	26.3%
Provision for (benefit from) income taxes	3	(10)	13	(130.0)%
Percentage of revenue	0.2%	(0.6)%
(Loss) income from continuing operations	$(5,139)	$10,150	$(15,289)	(150.6)%
Percentage of revenue	(316.1)%	658.2%
Basic and diluted (loss) income per share from continuing operations	$(0.31)	$0.60	$(0.91)	(151.7)%

Revenues

All of our sales for the three and nine months ended September 30, 2026 and 2025 were to customers located in the United States, Europe and Asia.

Total revenues were $0.5 million and $1.6 million for the three and nine months ended September 30, 2026, respectively compared to $0.4 million and $1.5 million for the same periods in 2025, respectively. The increase in total revenues of 24.4% for the three months ended September 30, 2026, as compared to the same period in 2025, is mainly explained by higher license fees and NRE. The increase in total revenues of 5.4% for the nine months ended September 30, 2026, as compared to the same period in 2025, is mainly explained by higher license fees offset by lower NRE.

License Fees

Revenues from license fees were $0.4 million and $1.5 million for the three and nine months ended September 30, 2026, respectively, compared to $0.4 million and $1.3 million for the same periods in 2025, respectively. The increase of 9.4% for the three months ended September 30, 2026, as compared to the same period in 2025, was mainly due to new license agreements, including significant growth in MultiSensing license revenue. The increase of 13.0% for the nine months ended September 30, 2026, as compared to the same period in 2025, was mainly due to new license agreements.

Non-recurring Engineering

Revenues from non-recurring engineering were $91,000 and $149,000 for the three and nine months ended September 30, 2026, respectively, compared to $24,000 and $235,000 for the same periods in 2025, respectively. Most of our non-recurring engineering revenues are related to application development and proof-of-concept projects related to our technology platforms. The increase of 279.2% for the three months ended September 30, 2026, as compared to the same period in 2025, was the result of increased delivery in a project. The decrease of 36.6% for the nine months ended September 30, 2026, as compared to the same period in 2025, was the result of decreased delivery in projects.

The following tables presents the net revenues by market and revenue stream (in thousands):

	Three months ended September 30,
	2026		2025
	Amount	Percentage	Amount	Percentage
Automotive:
License fees	$174	66.4%	$101	89.4%
Non-recurring engineering	88	33.6%	12	10.6%
	$262	100.0%	$113	100.0%

IT & Industrial:
License fees	$270	98.9%	$305	96.2%
Non-recurring engineering	3	1.1%	12	3.8%
	$273	100.0%	$317	100.0%

	Nine months ended September 30,
	2026		2025
	Amount	Percentage	Amount	Percentage
Automotive:
License fees	$515	80.3%	$422	67.8%
Non-recurring engineering	126	19.7%	200	32.2%
	$641	100.0%	$622	100.0%

IT & Industrial:
License fees	$962	97.7%	$885	96.2%
Non-recurring engineering	23	2.3%	35	3.8%
	$985	100.0%	$920	100.0%

Gross Margin

Our gross margin was 99.1% and 98.9% for the three and nine months ended September 30, 2026, respectively, compared to 97.9% and 98.4% for the same periods in 2025, respectively.

Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contracts.

Research and Development

Research and development (“R&D”) expenses were $0.7 million and $2.6 million for the three and nine months ended September 30, 2026, respectively, compared to $0.8 million and $2.8 million for the same periods in 2025, respectively. The decrease of 15.7% for the three months ended September 30, 2026 compared to the same period in 2025 was primarily related to lower payroll and related costs. The decrease of 9.3% for the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily related to lower payroll and related costs.

R&D expenses primarily consist of personnel-related costs in addition to external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes.

Sales and Marketing

Sales and marketing expenses were $0.5 million and $1.8 million for the three and nine months ended September 30, 2026, respectively, compared to $0.5 million and $1.7 million for the same periods in 2025, respectively. The increase of 0.6% for the three months ended September 30, 2026 compared to the same period in 2025 was primarily related to higher advertising and travel expenses offset by lower payroll and related costs. The increase of 6.6% for the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily related to higher payroll and related costs.

Our sales and marketing activities focus on OEM, ODM and Tier 1 customers who will license our technology.

General and Administrative

General and administrative expenses were $0.7 million and $2.9 million for the three and nine months ended September 30, 2026, respectively, compared to $0.9 million and $2.7 million for the same period in 2025, respectively. The decrease of 18.3% the three months ended September 30, 2026 compared to the same period in 2025 was primarily related to lower payroll and related costs and lower professional fees.  The increase of 6.2% for the nine months ended September 30, 2026, compared to the same period in 2025, was primarily related to higher IT an software costs and the currency exchange effect.

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

Other Income

Other income was $0.2 million and $0.6 million for the three and nine months ended September 30, 2026, respectively, compared to $0.1 million and $0.4 million for the same periods in 2025, respectively. The other income for the period was mainly related to interest income earned.

Income Taxes

Our effective tax rate was (0.1)% and (0.1)% for the three and nine months ended September 30, 2026, respectively, compared to zero and (0.1)% for the same periods in 2025, respectively. The tax rate is due to global intangible low-taxed income and change in valuation allowance.

Net (Loss) Income

As a result of the factors discussed above, we recorded a loss from continuing operations of $1.1 million and $5.1 million for the three and nine months ended September 30, 2026, respectively, and an income of $13.9 million and $10.2 million for the same periods in 2025, respectively.

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

As of September 30, 2026, we had cash and cash equivalents of $19.7 million, as compared to $25.4 million as of December 31, 2025. Based on our current cash position, and assuming currently planned expenditures and level of operations, we believe we have sufficient capital to fund operations for the twelve-month period subsequent to the date of this report.

Working capital (current assets less current liabilities) was $19.2 million as of September 30, 2026, compared to $24.1 million as of December 31, 2025.

Net cash used in operating activities for combined continuing and discontinued operations for the nine months ended September 30, 2026, was $5.6 million and was primarily the result of a net loss of $5.1 million and approximately $0.3 million in non-cash operating expenses, comprised of depreciation and amortization and amortization of operating lease right-of-use assets and changes in operating assets and liabilities of $(0.9) million. Net cash used in operating activities for combined continuing and discontinued operations for the nine months ended September 30, 2025, was $4.6 million and was primarily the result of a net income of $10.6 million and approximately $(19.2) million in non-cash operating expenses, comprised of depreciation and amortization and amortization of operating lease right-of-use assets and changes in operating assets and liabilities of $4.0 million.

Net cash used in investing activities for combined continuing and discontinued operations for the nine months ended September 30, 2026, was approximately $19,000 and was primarily the result of purchase of property and equipment. Net cash used in investing activities for combined continuing and discontinued operations for the nine months ended September 30, 2025, was approximately $90,000 and was primarily the result of purchase of property and equipment.

Net cash used in financing activities for combined continuing and discontinued operations for the nine months ended September 30, 2026, was approximately $9,000 and was primarily the result of principal payments on finance leases. Net cash used in financing activities for combined continuing and discontinued operations for the nine months ended September 30, 2025, was approximately $8,000 and was primarily the result of principal payments on finance leases.

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net loss for combined continuing and discontinued operations of approximately $1.1 million and $5.1 million for the three and nine months ended September 30, 2026, respectively, compared to an income of $14.2 million and $10.6 million for the same periods in 2025, respectively, and had an accumulated deficit of approximately $220.7 million and $215.6 million as of September 30, 2026 and December 31, 2025, respectively.

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

For total rent expense for combined continuing and discontinued operations, we recorded $120,000 and $369,000 for the three and nine months ended September 30, 2026, respectively, compared to $117,000 and $336,000 for the same periods in 2025, respectively.

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC, which is used in our licensed technology. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2 million ASICs sold. As of September 30, 2026, we had made no payments to TI under the NN1002 Agreement.

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

During the nine months ended September 30, 2026 and 2025, no shares were sold under the Ladenburg ATM Facility.

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

The case against Apple remains pending in the United States District Court for the Northern District of California (docket number 21-cv-8872). On November 13, 2024, the Court granted the parties’ motion to continue the stay pending resolution of the Samsung case pending in the Western District of Texas (case number 20-cv-00507-ADA) by settlement or final judgment. On September 15, 2025 the Court lifted the stay upon stipulation of the parties.  On October 27, 2025, the parties submitted a stipulated scheduling order for the remainder of the case. On December 15, 2025, the Court entered a modified order for scheduling.  Among other dates, the Court ordered (i) a close of fact discovery on July 31, 2026, (ii) mediation by December 8, 2026, and (iii) trial by February 22, 2027.  The Court also ordered claim construction briefing beginning March 27, 2026 and concluding April 17, 2026.  Further, on February 10, 2026, the case was referred to private alternative dispute resolution to be completed by December 8, 2026. On April 2, 2026, Apple moved for summary judgment of invalidity for lack of written description. On June 8, 2026, the Court granted Apple’s motion for summary judgment, and on June 15, 2026 the clerk entered judgment dismissing the case. On July 1, 2026, Aequitas Sub appealed to the Federal Circuit (assigned docket number 26-2007). On October 22, 2026, Aequitas Sub filed its opening brief. Absent any extension, Apple's brief is due on December 1, 2026.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2026 due to the material weaknesses in internal control over financial reporting that are described in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Changes in Internal Control over Financial Reporting

Except for the changes described to internal control above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Common Stock

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock.

Our common stock is listed on the Nasdaq Capital Market under the symbol “NEON.” In order to maintain that listing, we must satisfy minimum financial and other requirements, including, without limitation, the minimum bid price requirement. There can be no assurances that we will be successful in maintaining, or if we fall out of compliance, in regaining compliance with the continued listing requirements and maintaining the listing of our common stock on the Nasdaq Capital Market. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, and we would incur additional costs under requirements of state “blue sky” laws in connection with any sales of our securities. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest, and fewer business development opportunities. If Nasdaq delists our common stock, the price of our common stock may decline, and our common stock may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, which would negatively affect the liquidity of our common stock and an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock.

On August 6, 2026, we received a written notification (the “Notice”) from the staff of the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC indicating that because the bid price for the Company’s common stock for the previous 30 consecutive business days had closed below the minimum $1.00 per share, the Company was no longer in compliance with the requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Notice has no immediate effect on the listing of the Company’s common stock, which continues to trade on the Nasdaq Capital Market under the symbol “NEON” at this time.

Under Nasdaq Listing Rule 5810(c)(3)(A), the Company has been granted a 180-calendar day grace period, or until February 2, 2027, to regain compliance. In order to regain compliance with the Minimum Bid Price Requirement, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180-day period.  In the event the Company does not regain compliance within this 180-day period, the Company may be eligible to seek an additional compliance period of 180 calendar days provided it meets the continued listing requirement for market value of publicly held shares as well as all other standards for initial listing on Nasdaq, with the exception of the Minimum Bid Price Requirement, and further provides written notice to Nasdaq of its intent to cure the deficiency during this second compliance period by effecting a reverse stock split, if necessary. In the event the Company does not regain compliance with the $1.00 bid price requirement by February 2, 2027, eligibility for Nasdaq’s consideration of a second 180-day grace period would be determined on the Company’s compliance with the above referenced criteria on February 2, 2027.

If it appears to the Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice to the Company that its common stock will be subject to delisting. At that time, the Company may appeal the Staff’s delisting determination to a Nasdaq Hearings Panel (a “Panel”). However, there can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination by the Staff to a Panel, such appeal would be successful.

We continue to actively monitor our performance with respect to the listing standards and will consider available options to resolve any deficiency and regain compliance with the Minimum Bid Price Requirement. There can be no assurance that we will be able to maintain compliance or, if we fall out of compliance, regain compliance with any deficiency, or if we implement an option that regains our compliance, maintain compliance thereafter.

If our common stock were delisted from Nasdaq, trading of our Common Stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as OTCID, OTCQX, OTCBX or OTC Pink which will reduce the market liquidity of our Common Stock. Delisting may result in lower levels of ownership and trading by institutional investors, who are generally guided by quantitative and qualitative investment standards such as market capitalization, minimum share price and liquidity, which in turn often produces lower trading volumes and reduced liquidity. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock. Also, many brokers will not allow customers to hold non-listed securities in managed accounts or place restrictions which inhibit holding or trading, and it is generally understood that brokers will not recommend non-listed securities to retail clients, perhaps not as official policy but rather as a practical reality. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

If our shares become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on The Nasdaq Capital Market and if the price of our common stock is less than $5.00, our common stock may be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore, stockholders may have difficulty selling their shares.

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

NEONODE INC.

Date: November 12, 2026	By:	/s/ Fredrik Nihlén
Fredrik Nihlén
Chief Financial Officer
(Principal Financial and Accounting Officer)